Form 10QSB
period 2005-09-30
Pathogenics, Inc.
filed 2005-11-10
CIK 1320731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            X Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File No. 333-123431

                                PATHOGENICS, INC.
              Exact Name of Registrant as Specified in its Charter)


                  Delaware                               2833                               43-2078278
                  --------                              -----                               ----------
      (State or Other Jurisdiction of        (Primary Standard Industrial       (IRS Employer Identification. No.)
               Incorporation)                Classification Code Number)

                  99 Derby Street, Suite 200, Hingham, MA 02043
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (781) 556-1090

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                            No _____



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes    X                              No _____



State issuer's revenues for its most recent fiscal year:     $ Nil



State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$ Nil


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

41,403,830




                    NOTE REGARDING FORWARD-LOOKING STATEMENTS



This Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found below.



FORWARD-LOOKING STATEMENTS



Portions of this Form 10-QSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o        our ability to raise capital,

o        our ability obtain and retain customers,

o        our ability to provide our products and services at competitive rates,

o        our ability to execute our business strategy in a very competitive environment,

o        our degree of financial leverage,

o        risks associated with our acquiring and integrating companies into our own,

o        risks related to market acceptance and demand for our services,

o        the impact of competitive services,

o        other risks referenced from time to time in our SEC filings.



With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.



PART I - FINANCIAL INFORMATION





Item 1. Financial Statements



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

                                PATHOGENICS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2005
                                   (Unaudited)

ASSETS
     Current Assets
       Cash                                                                                  $          20,852
                                                                                             -----------------

  TOTAL ASSETS                                                                               $          20,852
                                                                                             =================


 LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
     Current Liabilities
       Accounts payable                                                                      $         175,815
       Loans payable - related parties                                                                  71,994
                                                                                             -----------------

TOTAL LIABILITIES                                                                                      247,809
                                                                                            ------------------


Convertible preferred stock, $27.50 face amount,
     $95,000 liquidation preference, 3,455 issued and
     outstanding                                                                                        95,000
                                                                                             -----------------


Shareholders' Deficit
       Preferred stock, $0.001 par value, 10,000,000
              shares authorized                                                                              -
       Common stock, $0.001 par value, 110,000,000 shares
           authorized, 41,403,830 shares issued and outstanding                                          41,404
       Additional paid-in capital                                                                      (40,504)
       Deficit accumulated during the development stage                                               (322,857)
                                                                                                   ------------

         Total shareholders' deficit                                                                  (321,957)
                                                                                             -----------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                 $          20,852
                                                                                             =================


                                PATHOGENICS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                    Three and Nine Months Ended September 30,
                 2005 and 2004 and the Period from November 19,
                   2002 (Inception) Through September 30, 2005
                                   (Unaudited)

                                                                                                                Inception
                                              Three Months                         Nine Months                   Through
                                                                                                              September 30,
                                        2005                2004              2005              2004              2005
                                       ---------          ---------         ---------          ---------        -----------
Operating Expenses:
General & Administrative               $  69,071          $   1,854         $ 188,369          $   7,116        $   233,577
Research & Development                    15,814              2,568            87,413              5,346             94,759
                                       ---------          ---------         ---------          ---------        -----------
Total Operating Expenses                  84,885              4,422           275,782             12,465            328,336
                                       ---------          ---------         ---------          ---------        -----------
Net loss                                 (84,885)            (4,422)         (275,782)           (12,465)          (328,336)

Preferred Dividends                        2,118                  -             4,521                  -              4,521
                                       ---------          ---------         ---------          ---------        -----------
Net loss attributable
  to common stockholders               $ (87,003)         $  (4,422)       $ (280,303)         $ (12,465)       $  (322,857)
                                       =========          =========         =========          =========        ===========

Basic and diluted net loss
  per common share                         $(.00)             $(.00)            $(.01)             $(.00)

Weighted average common
  shares outstanding                  41,403,830         40,900,000        41,264,075         40,900,000




                                PATHOGENICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      Nine Months Ended September 30, 2005
                 and 2004 and the Period from November 19, 2002
                     (Inception) Through September 30, 2005
                                   (Unaudited)

                                                                                                      Inception
                                                                                                       Through
                                                                                                      September 30,
                                                             2005                  2004                 2005
                                                            ------------         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $  (275,782)         $   (12,465)          $  (318,336)
Adjustments to reconcile net loss to
    cash used in operating activities:
Changes in:
  Accounts payable & accrued expenses                           164,618                1,709               171,294
                                                            ------------         ------------          ------------

NET CASH USED IN OPERATING ACTIVITIES                          (111,164)             (10,756)             (147,042)
                                                            ------------         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties                                    36,040               10,756                71,994
Proceeds from issuance of common
     stock                                                          900                    -                   900
Proceeds from issuance of preferred
     stock                                                       95,000                    -                95,000
                                                            ------------         ------------          ------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                            131,940               10,756               167,894
                                                            ------------         ------------          ------------

NET CHANGE IN CASH                                               20,776                    -                20,852
CASH AT BEGINNING OF PERIOD                                          76                    -                     -
                                                            ------------         ------------          ------------

CASH AT END OF PERIOD                                       $    20,852          $         -          $     20,852
                                                            ===========          ============          ============


Supplemental Disclosures

Interest paid                                                $        -          $           -         $          -
Income tax paid                                                       -                      -                    -


Non-cash Transactions:

Issuance of common shares to founders                                 -                      -               40,000
Issuance of common shares for
     recapitalization                                               504                      -                  504
Dividends declared and unpaid                                     4,521                      -                4,521


                                PATHOGENICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pathogenics, Inc. ("Pathogenics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained elsewhere in this registration statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in a registration statement on Form SB-2 have been omitted.

On February 10, 2005, Pathogenics, Inc. (formerly Needle Impulse Technologies, Corp.) ("Pathogenics") and Tyrol Therapeutics, LLC ("Tyrol") entered into an Agreement and Plan of Reorganization (the "Agreement"), in which Pathogenics acquired all assets of and assumed all of the liabilities of Tyrol for 40,900,000 shares of common stock of Pathogenics. As a result, after the closing of the Agreement, the former members of Tyrol own approximately 98.41% of the voting shares of Pathogenics. Due to the former members of Tyrol received the majority of the voting shares of Pathogenics, the current President of Tyrol became the President of the Company and representatives of Tyrol hold two of the three seats on the Company's Board of Directors, the merger was accounted for as a recapitalization of Tyrol, whereby Tyrol was the accounting acquirer (legal acquiree) and Pathogenics was the accounting acquiree (legal acquirer).

Accordingly, at the closing, Pathogenics was a non-operating shell corporation unable to meet the definition of a business as defined in EITF Consensus 98-3. Therefore, the transaction was accounted for as a recapitalization of Tyrol. This transaction is equivalent to Tyrol issuing stock for the net liabilities of Pathogenics, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities.

In January 2005, Tyrol sold an equity interest to an individual for $900 that resulted in 900,000 shares of Pathogenics. These shares are included in the shares issued to the Tyrol founders as a result of the merger.

Pathogenics has had no operations since inception and is a development stage company.



NOTE 2 - PREFERRED STOCK

On February 8, 2005, Pathogenics entered into a Securities Purchase Agreement to sell convertible preferred stock in the aggregate principal amount of $275,000, convertible into shares of common stock at a per share conversion price of $0.029. The agreement provided for the sale to take place in four tranches. During the three months ended March 31, 2005, Pathogenics issued 3,455 shares of Convertible Preferred Stock for $95,000 cash. The Convertible Preferred Stock has cumulative dividends at 2.5% above the prime rate. The prime rate was 6.75% at September 30, 2005. The Convertible Preferred Stock is redeemable at the option of the holders if certain events occur or on February 23, 2008 in cash equal to the aggregate face amount outstanding. Due to the redemption features of the Convertible Preferred Stock, these shares are classified as long-term liabilities and the dividends from this preferred stock as interest expense. The Convertible Preferred Stock ranks prior to all common stock as to the distribution of assets upon liquidation, dissolution or winding up of Pathogenics, whether voluntary or involuntary.

NOTE 3 - CONTINGENT LIABILITY

On September 29, 2004, Tyrol entered into a consulting agreement with a third party to assist Tyrol with financing of at least $250,000. The consulting agreement is for a period of 12 months. Under the consulting agreement, the consultant is to be paid $7,500 for each of the first three months and $6,000 for each month of the financing thereafter. The consulting fee is to be paid after the receipt of at least $250,000 in financing. The amount of the fee has not been accrued due to contingency of the payment as only $95,000 has been received from the financing as of September 30, 2005.

NOTE 4 - CHORLOQUINE

On May 25, 2005, Pathogenics acquired the rights to chorloquine and related compounds for treatment of various neurological, psychiatric, psychological and nervous system diseases and disorders from Alpha Research Group, LLC and Jodi A. Nelson. In return, Pathogenics is required to provide a 4% royalty on future net sales, and the payments of $100,000, $250,000 and $1,000,000 when certain milestones are met. Pathogenics first acquired the rights to the treatment, incorporated a new subsidiary, First Coventry Corporation, and then in exchange for the 3,000 issued and outstanding shares of First Coventry, Pathogenics assigned the rights to chorloquine and related compounds for treatment of various neurological, psychiatric, psychological and nervous system diseases and disorders to First Coventry. In order to finance the transaction, Pathogenics borrowed $20,000 on May 25, 2005 from two related parties at 8% interest, to be repaid in a single combined payment of interest and principal, 184days from the receipt of funds. As security for the note payable, Pathogenics assigned the 3,000 shares in First Coventry to the two noteholders.

NOTE 5 - SUBSEQUENT EVENT

On November 8, 2005, Pathogenics issued 2,182 additional shares of convertible preferred stock for $60,000 cash.

On November 8, 2005, the maturity date on the note agreement with William Mackey and William L. Sklar for $20,000 was extended to November 25, 2005.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


You should read the following discussion of our results of operations and financial condition in conjunction with our most recent Prospectus on Form 424
(B) (3) dated October 5, 2005 (the "Prospectus"). This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect,""anticipate,""believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of the Prospectus, and should not unduly rely on these forward looking statements.



GENERAL

         We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. The Company does not initiate any in-house research or development programs but instead outsources as many activities as possible, thereby minimizing fixed costs and maximizing development flexibility. We believe that this business model allows a flexible approach to partnering during the development process.



         We currently own the rights to the two following technologies:



         o N-chlorotaurine, a novel anti-microbial agent that has been shown to produce broad spectrum activity against bacteria, fungi, and viruses in preclinical animal models and in small-scale clinical studies for various topical body-cavity infections; and

         o Chloroquine Diphosphate based formulations to reduce motor complications provoked by current dopamine replacement therapy in Parkinson's diseases patients and as a treatment for arresting the progression of Parkinson's Disease.



         We are primarily focused on developing these two technologies. Our core business strategy is to add value to our technologies by developing them up to the point they demonstrate efficacy in small-scale clinical trials and we obtain US Food & Drug Administration ("FDA") approval of an Investigational New Drug ("IND") application. We then plan to license them out to larger pharmaceutical companies for FDA approved larger-scale clinical efficacy trials (Phase I, II and III trials), FDA New Drug Approval ("NDA"), and sales and marketing, in return for upfront and milestone payments and royalties. To date, neither product candidate has completed the pre-clinical development necessary to support an FDA IND application which is required to conduct FDA approved clinical trials. Furthermore, the Company has not out-licensed any products, and we have not received any commercial revenues to date.



         All of the research and development which has been completed on N-chlorotaurine has been completed by the researchers in Austria. The researchers have completed studies on the impact of N-chlorotaurine on the Candida virus; studies on the chemical properties of N-chlorotaurine and how it is a key compound in the human defense system to infections; research on N-chlorotaurine for the treatment of infected leg ulcers; a study of the influence of N-chlorotaurine on nasal mucous; the application of N-chlorotaurine to combat sinus infections complicated by immune suppression; the tolerability of N-chlorotaurine in the middle ear of a guinea pig; and efficacy and tolerability of N-chlorotaurine in treating swimmers ear.



         All of the research and development on Chloroquine Diphosphate has been conducted by Alpha Research Group, LLC. Alpha Research Group, LLC has conducted a ten (10) patient clinical study using less than one half of the conventional malarial treatment dose of commercially available Chloroquine Diphosphate in a time-released formula with a brain targeting agent. Data from this study showed that Alpha Research Group, LLC's novel Chloroquine Diphosphate formulation alleviated both Parkinson's Disease motor symptoms in patients diagnosed with Parkinson's Disease, as well as the manifestation of involuntary jerky motions in patients and was generally well tolerated even after several months of continual use.



         Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of any of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. We hope to explore alternative means of financing our operations and seek funding through various sources, including the sale of the Company's securities, collaborative arrangements with third parties and other strategic alliances and business transactions.









OVERVIEW AND PLAN OF OPERATION

On February 10, 2005, Pathogenics, Inc. (formerly Needle Impulse Technologies, Corp.) ("Pathogenics") and Tyrol Therapeutics, LLC ("Tyrol") entered into an Agreement and Plan of Reorganization (the "Agreement"), in which Pathogenics acquired all assets of and assumed all of the liabilities of Tyrol for 40,900,000 shares of common stock of Pathogenics. As a result, after the closing of the Agreement, the former members of Tyrol own approximately 98.41% of the voting shares of Pathogenics. Due to the former members of Tyrol received the majority of the voting shares of Pathogenics, the current President of Tyrol became the President of the Company and representatives of Tyrol hold two of the three seats on the Company's Board of Directors, the merger was accounted for as a recapitalization of Tyrol, whereby Tyrol was the accounting acquirer (legal acquiree) and Pathogenics was the accounting acquiree (legal acquirer).



Accordingly, at the closing, Pathogenics was a non-operating shell corporation unable to meet the definition of a business as defined in EITF Consensus 98-3. Therefore, the transaction was accounted for as a recapitalization of Tyrol. This transaction is equivalent to Tyrol issuing stock for the net liabilities of Pathogenics, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities.

In January 2005, Tyrol sold an equity interest to an individual for $900 that resulted in 900,000 shares of Pathogenics. These shares are included in the shares issued to the Tyrol founders as a result of the merger.

Pathogenics has had no operations since inception and is a development stage company.


For the period ended September 30, 2005 the Company had total assets of $20,852 (December 31, 2004 - $76), comprised of cash resources of $20,852 (2004 $76). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at September 30, 2005 totalled $247,809 (2004 $42,630), consisting of $175,815 (2004 $6,676) in accounts payables and accrued liabilities; $71,994 (2004 $ 35,954) in Loans payable to related parties. Mandatorily redeemable preferred stock was $95,000 (2004 $nil).

The Company had no revenues from continuing operations during the three months ended September 30, 2005 and no revenues for the three months ended September 30, 2004. The Company incurred net loss for the period of $84,885 (2004 $4,422).

The Company had no revenues from continuing operations during the nine months ended September 30, 2005 and no revenues for the nine months ended September 30, 2004. The Company incurred net loss for the period of $275,782 (2004 $12,465).



The Company is presently operating at a loss. The Company will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation. On November 8, 2005, Pathogenics issued 2,182 additional shares of convertible preferred stock for $60,000 cash. Management expects the remaining $120,000 from the Securities Purchase Agreement to sell convertible preferred stock to be funded prior to the end of November 2005.

During the nine months ended September 30, 2005 we incurred a loss of $280,303.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or arrange director loans in order to continue operations.



Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:





If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of September 30, 2005, we had cash on hand in the amount of $ 20,852. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

We do not have any arrangements for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

*        Market conditions;

*        Investor acceptance of potential business assets; and

*        Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing id operation or acquire business assets, our development will be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate significant revenues from resumption of operations or any business interest we acquire, we will not be able to achieve profitability or continue operations.

         Our Company lacks an operating history which investors can use to evaluate our Company's previous earnings. This makes it harder for you as an investor to predict how our Company may do in the future. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what kind of return our stock will have in the future, if at all.





Our Independent Public Accounting Firm Has Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.



         Our Company is in its early development stage, as planned principal activities have not begun. We have not generated any revenues since the Company's change in business focus to a biopharmaceutical company focused on high value-added pharmaceutical clinical development and have incurred substantial losses. These factors indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing. Currently, the Company's management believes that it will be able to continue as a going concern, due to the fact that the Company's Chief Executive Officer, Frederic Zotos has agreed to accrue his salary until such time as the Company has sufficient cash on hand to continue its business plan and pay Mr. Zotos his accrued salary; the fact that under Mr. Mackey's Consulting Agreement, he is to be paid only after the Company receives all of the $275,000 due from the purchases of Preferred Stock, and because the Company is not required pay the N-chlorotaurine or Chloroquine Diphosphate researchers any royalties until the Company is able to commercially market any products based on N-chlorotaurine or Chloroquine Diphosphate. However, if the Company is not able to continue as a going concern, any investment in the Company may become worthless.



We Lack an Operating History Which You Can Use to Evaluate Us, Making Any Investment in Our Company Risky.



         Our Company lacks an operating history which investors can use to evaluate our Company's previous earnings. This makes it harder for you as an investor to predict how our Company may do in the future. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what kind of return our stock will have in the future, if at all.






We May Be Unable To Successfully Compete Against Companies with Resources Greater Than Ours, If We Are Unable To Protect Our Patent Rights And Trade Secrets, Or If We Infringe On The Proprietary Rights Of Third Parties.



         Additionally, the Company will need to obtain patents on its technology to protect its rights to that technology. To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or license were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or license may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes.



         We seek to protect trade secrets and other un-patented proprietary information, in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Also, our trade secrets may become known or be independently developed by competitors.


To Develop N-chlorotaurine and Chloroquine Diphosphate and/or Other Technologies We May In-License In The Future, or We May Need To Enter Into Collaborative Agreements with Other Companies Which May Limit Our Control of Our Technologies, Which Would Decrease Any Potential Fees We Ultimately Receive in Connection with N-chlorotaurine and/or Chloroquine Diphosphate.



         We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, or manufacture or commercialize any products, and we have no current plans to acquire such resources. Therefore, we depend upon others to carry out such activities. As a result, we anticipate that we may enter into collaborative agreements with third parties able to contribute to developing our technologies. Such agreements may limit our control over any or all aspects of development of N-chlorotaurine, Chloroquine Diphosphate and/or other technologies.



         To be profitable, we must successfully commercialize our technologies. They are however in the early stages of development and will require significant further research, development and testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. They are also rigorously regulated by the federal government, particularly the U.S. Food and Drug Administration (the "FDA") and by comparable agencies in state and local jurisdictions and in foreign countries. Each of the following is possible with respect to any one of our products:



         o that, in the case of N-chlorotaurine and Chloroquine Diphosphate and other pharmaceutical technologies we may choose to develop, we will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that we will encounter problems in clinical trials that will cause us to delay or suspend development of one of the technologies;



         o that any of our products will be found to be ineffective or unsafe;



         o that government regulation will delay or prevent any product's marketing for a considerable period of time and impose costly procedures upon our activities;



         o that the FDA or other regulatory agencies will not approve a given product or will not do so on a timely basis;



         o that the FDA or other regulatory agencies may not approve the process or facilities by which a given product is manufactured;



         o that our dependence on others to manufacture our products may adversely affect our ability to develop and deliver the products on a timely and competitive basis;



         o that, if we are required to manufacture our own products, of which we have no current plans, we will be subject to similar risks regarding delays or difficulties encountered in manufacturing the products, will require substantial additional capital, and may be unable to manufacture the products successfully or in a cost-effective manner;



         o that the FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products; or



         o that we will be unable to obtain, or will be delayed in obtaining, approval of a product in other countries, because the approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.



         Similarly, it is possible that, for the following reasons, we may be unable to commercialize, or receive royalties from the sale of, any given technology, even if it is shown to be effective:



         o        if it is uneconomical;



         o if, in the case of N-chlorotaurine and Chloroquine Diphosphate or other pharmaceutical technologies we may attempt to develop in the future, it is not eligible for third-party reimbursement from government or private insurers;



         o if others hold proprietary rights that preclude us from commercializing it;



         o if others have brought to market equivalent or superior products;



         o if others have superior resources to market similar products or technologies;



         o if government regulation imposes limitations on the indicated uses of a product, or later discovery of previously unknown problems with a product results in added restrictions on the product or results in the product being withdrawn from the market; or



         o if we are able to gain patent rights on our products and technologies, we may lose these rights for failure to pay maintenance fees;



         o if it has undesirable or unintended side effects that prevent or limit its commercial use.



We Will Need Government Approval Before We Will Be Able to Market
N-Chlorotaurine, Chloroquine or Other Technologies the Company May Choose to Develop In the Future, and If We Are Unable to Obtain Government Approval, We May Be Forced To Abandon N-chlorotaurine as a Commercial Product, Which May Force the Company to Cease Business Operations.



         The Company will need to have U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMEA") approval, and/or may need other state and national regulatory approval before it is able to market N-Chlorotaurine and/or Chloroquine Diphosphate commercially, assuming that the Company is able to commercially produce N-chlorotaurine and/or Chloroquine Diphosphate. The Company may be unable to obtain the approval of the FDA, EMEA and state and national regulatory approval because those entities may feel that N-chlorotaurine and/or Chloroquine Diphosphate are not safe, have side effects, or in the case of N-chlorotaurine has limited or no anti-microbial properties. If the Company is unable to obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, or runs out of money before the Company can obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, the Company will be unable to commercially market N-chlorotaurine and/or Chloroquine Diphosphate and the Company will likely fail. As a result, you will likely lose any investment you have in the Company.



We Have a Poor Financial Position and If We Do Not Generate Revenues, We May Be Forced to Abandon Our Business Plan.



         Our Company currently has a poor financial position. We have not generated any revenues nor have we obtained any of the government approval we will require for N-Chlorotaurine or Chloroquine. There is a possibility we will never obtain government approval from the U.S. Food and Drug Administration ("FDA") and the European Medicines Agency ("EMEA") and we will therefore not generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to abandon its business plan and your securities in the Company may become worthless.



We Lack a Market For Our Common Stock, Which Makes an Investment in Our Securities Speculative.



         We currently lack a market for the Company's Common Stock. Because of this, it is hard to determine exactly how much our securities are worth. This makes an investment in our Company very speculative. As a result of the lack of market, it is hard to judge how much the securities you may purchase from this Prospectus are worth and it is possible that they will become worthless.



Our Industry Is Competitive and As Such Competitive Pressures Could Prevent Us From Obtaining Profits, Forcing Us to Abandon or
Curtail Our Business Plan and Possibly Liquidate Our Assets.



         One of the main factors in determining in whether the Company will be able to realize any profits and/or be able to continue its business plan will be whether or not the Company is able to successfully compete in the biopharmaceutical industry. The biopharmaceutical industry is highly competitive and the Company may be competing against companies with greater resources and more experience in the biopharmaceutical industry. If the Company is unable to compete in the marketplace and fails to generate any profits, the Company may be forced to liquidate its assets and any investment in our Company could be lost.



N-chlorotaurine May Not Be Effective As An Anti-Infective, May Cause Side Effects, Be Too Expensive To Produce, Have Other Complications Which Render It Unprofitable Or Useless As An Anti-Infective Or The Company May Be Unable To Find A Corporate Partner To Market N-chlorotaurine, Which Could Force the Company to Seek Other Business Opportunities and/or Cease Operations.



         While the Company has conducted small-scale clinical studies (to assess safety and efficacy in humans) N-chlorotaurine has yet to be found to be effective as an anti-infective by any regulatory authority or not to cause side effects which would make it unsafe to produce by any regulatory authority, not to be too expensive to produce in commercial quantities, and/or not to have any other complications which render N-chlorotaurine unprofitable for the Company to produce. Additionally, even if the Company does choose to market N-chlorotaurine, the Company may not be able to find a corporate partner to partner with and be unable to produce commercial quantities of N-chlorotaurine and/or bring N-chlorotaurine to market. If N-chlorotaurine were found to have any of the qualities listed above, the Company will be forced to abandon its business plan and will be forced to abandon or curtail its business plan. As a result, any investment in the Company could become worthless.



Chloroquine Diphosphate May Not Be Effective As A Treatment for Parkinson's Disease, May Cause Side Effects, Be Too Expensive To Produce, Have Other Complications Which Render It Unprofitable Or The Company May Be Unable To Find A Corporate Partner To Market Chloroquine Diphosphate, Which Could Force the Company to Seek Other Business Opportunities and/or Cease Operations.



         Chloroquine Diphosphate has yet to be found to be effective as a treatment for Parkinson's Disease by any government regulatory body, nor has it been sufficiently tested to determine whether it causes any side effects which would make it unsafe to produce, not to be too expensive to produce in commercial quantities, and/or not to have any other complications which may render Chloroquine Diphosphate unprofitable for the Company to produce. Additionally, even if the Company does choose to market Chloroquine Diphosphate, the Company may not be able to find a corporate partner to partner with and be unable to produce commercial quantities of Chloroquine Diphosphate and/or bring Chloroquine Diphosphate to market. If Chloroquine Diphosphate were found to have any of the qualities listed above, the Company will be forced to abandon its business plan and will be forced to abandon or curtail its business plan. As a result, any investment in the Company could become worthless.



The Austrian Researchers May Not Permit Us To Use the Research and Development Studies They Have Conducted on N-chlorotaurine In Support of Our Investigational New Drug Application.



         The Company believes that most, if not all of the pre-clinical studies conducted by the researchers should be admissible to the FDA to support the filing of the Company's IND application on N-chlorotaurine. However, the Austrian researchers are under no obligation to allow the Company to use their pre-existing research in support of its investigational new drug application. If the Austrian researchers do not permit us to use their pre-existing research in support of our IND application, we will be forced to duplicate their studies and results at a substantial additional expense, which funds we do not currently have. Additionally, if it becomes necessary to duplicate the Austrian researcher's studies, it will cause us substantial additional delays in the process of obtaining FDA approval for N-chlorotaurine. If we are unable to raise the additional funds needed to duplicate the Austrian researcher's studies and results on N-chlorotaurine, we could be forced to abandon our plans to obtain FDA approval for N-chlorotaurine and/or scale back or abandon our business plan, which could cause any investment in the Company to become worthless.




We Rely Upon Key Personnel and If They Leave Our Company Our Business Plan and Our Business Operations Could Be Adversely Effected.



         We rely on Frederic P. Zotos, the Company's Chief Executive Officer and Director and Michael L. Ferrari, the Company's Vice President and Director for the success of our Company. Their experience and inputs create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. Mr. Zotos entered into an employment contract with the Company on March 15, 2005. The Company currently has no employment contract with Mr. Ferrari and does not hold "key man" insurance on either Mr. Zotos or Mr. Ferrari. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace them with other suitably trained individuals, the Company may be forced to scale back or curtail our business plan. As a result of this, your securities in our Company could become devalued.



Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.







Our Securities May Be Subject to Penny Stock Regulation.
-------------------------------------------------------

If an active trading market for our securities develops and the price of our common stock falls below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.







Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the this Risk Factors section and elsewhere in this prospectus.





Item 2.  Description Of Property


The Company leases office premises.



Item 3.  Legal Proceedings



Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders



None





ITEM 3.  CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures:

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.



Changes in internal controls:
         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

..



PART II


ITEM 1.

LEGAL PROCEEDINGS
NONE


ITEM 2.

CHANGES IN SECURITIES
NONE


ITEM 3.

DEFAULTS UPON SENIOR SECURITIES
NONE


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION
NONE.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit 99.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 99.2 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


(b) Reports on Form 8K.
none


------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHOGENICS, INC.

(Registrant)


By:   /s/ William L. Sklar



        William L Sklar, Chief Financial Officer,, Treasurer and Director

Date:  November 8, 2005
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Frederic P Zotos



         Frederic P Zotos, Jr., President, CEO, COO

Date:  November 8, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exhibit 99.1 CERTIFICATION


I, William L Sklar, Treasurer, Chief Financial Officer of Pathogenics, Inc.. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pathogenics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:





         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;



         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):





         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 8, 2005     /s/ William L Sklar



I, Frederic P Zotos, President, CEO and COO  of Pathogenics, Inc.. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pathogenics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:





         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;



         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):





         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 8, 2005     /s/ Frederic P Zotos

------------------------------------------------------------------------






===============================================================================


Exhibit 99.2 - Chief Financial Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pathogenics, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, William L Sklar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William L Sklar
---------------------------
    William L Sklar
    Chief Financial Officer


Date  November 8, 2005





Exhibit 99.2 - Chief Executive Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pathogenics, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Frederic P Zotos Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Frederic P Zotos
--------------------------
    Frederic P Zotos
    Chief Executive Officer
    President


Date  November 8, 2005
      --------------