Form 10KSB
period 2005-12-31
Pathogenics, Inc.
filed 2006-06-27
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  [333-123431]

PATHOGENICS, INC.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-2078278 (IRS Employer Identification No.)

99 Derby Street, Suite 200, Hingham, MA 02043
(Address of principal executive offices, including zip code)

(781) 556-1090
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒    No ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were Nil.

As of June 22, 2006 there were 47,667,615 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

-i-

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

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

We currently own the rights to the two following technologies:

o
N-chlorotaurine, a novel anti-microbial agent that has been shown to produce broad spectrum activity against bacteria, fungi, and viruses in preclinical animal models and in small-scale clinical studies for various topical body-cavity infections; and

o
Chloroquine Diphosphate based formulations to reduce motor complications provoked by current dopamine replacement therapy in Parkinson’s diseases patients and as a treatment for arresting the progression of Parkinson’s Disease.

We are primarily focused on developing these two technologies. Our core business strategy is to add value to our technologies by developing them up to the point they demonstrate efficacy in small-scale clinical trials and we obtain US Food & Drug Administration (“FDA”) approval of an Investigational New Drug (“IND”) application. We then plan to license them out to larger pharmaceutical companies for FDA approved larger-scale clinical efficacy trials (Phase I, II and III trials), FDA New Drug Approval (“NDA”), and sales and marketing, in return for upfront and milestone payments and royalties. To date, neither product candidate has completed the pre-clinical development necessary to support an FDA IND application which is required to conduct FDA approved clinical trials. Furthermore, the Company has out-licensed only one product to date, and we have only recently received any commercial revenues.

All of the research and development which has been completed on N-chlorotaurine has been completed by the researchers in Austria. The researchers have completed studies on the impact of N-chlorotaurine on the Candida virus; studies on the chemical properties of N-chlorotaurine and how it is a key compound in the human defense system to infections; research on N-chlorotaurine for the treatment of infected leg ulcers; a study of the influence of N-chlorotaurine on nasal mucous; the application of N-chlorotaurine to combat sinus infections complicated by immune suppression; the tolerability of N-chlorotaurine in the middle ear of a guinea pig; the efficacy and tolerability of N-chlorotaurine in treating swimmers ear; the efficacy and tolerability of N-chlorotaurine in treating pink eye; and the tolerability of N-chlorotaurine in treating sinus infections.

All of the research and development on Chloroquine Diphosphate has been conducted by Alpha Research Group, LLC. Alpha Research Group, LLC has conducted a ten (10) patient clinical study using less than one half of the conventional malarial treatment dose of commercially available Chloroquine Diphosphate in a time-released formula with a brain targeting agent. Data from this study showed that Alpha Research Group, LLC’s novel Chloroquine Diphosphate formulation alleviated both Parkinson's Disease motor symptoms in patients diagnosed with Parkinson's Disease, as well as the manifestation of involuntary jerky motions in patients and was generally well tolerated even after several months of continual use.

Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of any of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. We hope to obtain means of financing our operations through debt and/or equity financing in connection with a proposed merger with Egenix, Inc. and will continue to seek funding through various sources, including the sale of the Company’s securities, collaborative arrangements with third parties and other strategic alliances and business transactions.

CORPORATE STRUCTURE

The Company was incorporated in Delaware on December 16, 1997 as “Niktronic, Inc.” On that same day, the Company’s Board of Directors approved a change in the Company’s name to “Needle Impulse Technologies, Inc.” and on January 20, 1998, the Company filed a Certificate of Amendment with the Delaware Secretary of State to affect the name change to “Needle Impulse Technologies Corp.” On February 28, 2002, the Company’s corporate charter with the State of Delaware was revoked for non-payment of taxes. On February 2, 2005, the Company filed a Certificate for Renewal and Revival of Charter with Delaware to restore, renew and revive the Company’s corporate charter, which was granted by the Secretary of State of Delaware.

On February 8, 2005, the Company affected a 503.83:1 forward stock split.

On February 9, 2005, the Company filed a Certificate of Amendment with the Delaware Secretary of State to change the Company’s name to “Pathogenics, Inc.” and to authorize 110,000,000 share of stock of which 100,000,000 are shares of Common Stock, $.001 par value per share, and of which 10,000,000 are shares of serial Preferred Stock, $.001 par value per share.

From December 16, 1997, until February 10, 2005, the date of the Reorganization (defined below), the Company had no business operations and was wholly owned by First Vulcan Corporation, a Delaware corporation (“Vulcan”).

On February 10, 2005, the Company entered into an Agreement and Plan of Reorganization with Tyrol Therapeutics, LLC, formerly Pathogenics, LLC, a Delaware limited liability company (“Tyrol”) and the members of Tyrol, whereby each member of Tyrol exchanged all of their interest in Tyrol for shares of the Company’s Common Stock (the “Reorganization Agreement” and the “Reorganization”). As a result of the Reorganization, Tyrol became a wholly owned subsidiary of the Company, and the Company ceased to be a wholly owned subsidiary of Vulcan Corporation. Henceforth throughout this annual report, unless otherwise stated, all references to the “Company” include “Tyrol Therapeutics, LLC.”

Agreement and Plan of Merger with Egenix, Inc.

On May 4, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Egenix, Inc. (“Egenix”), a Delaware corporation. The Merger Agreement provides that Egenix shall merge with and into Pathogenics (the "Merger") and the Company shall become the surviving corporation (the “Surviving Corporation") and shall change its name to Egenix, Inc.

Upon the effectiveness of the Merger, all of the outstanding capital stock of Egenix will be converted into capital stock of Surviving Corporation (the "Surviving Corporation Capital Stock") on a one-for-one basis. The Surviving Corporation will assume all outstanding options, warrants and rights to purchase shares of capital stock of Egenix. Pending consummation of the Merger, the Company shall use commercially reasonable efforts to register the Common Stock of Surviving Corporation (the “Surviving Corporation Common Stock”) issued in the Merger pursuant to the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement filed with and declared effective by Securities and Exchange Commission (the “SEC”) and either to effect (i) a listing of the Surviving Corporation Common Stock on the American Stock Exchange (the "Exchange") or (ii) the continuing quotation of the Surviving Corporation Common Stock on the “Bulletin Board” and to prepare a disclosure statement containing the necessary information to comply with Rule 15(c)2(11) promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, and file such forms with one or more firms who are members of the National Association of Securities Dealers, Inc. (the “NASD”) and with the NASD as are necessary to effect the foregoing. The shares of preferred stock of the Surviving Corporation issued pursuant to the Merger into which shares of preferred stock of Egenix have been converted will be “restricted securities” within the meaning of the Securities Act.

Immediately prior to the Effective Date, the Company shall effect an approximately 100-for-1 reverse split (the “Reverse Split”) of its outstanding capital stock such that the number of shares of the Company’s Common Stock outstanding immediately prior to the effective time shall equal six percent (6%) of the issued and outstanding shares of Common Stock and common equivalents of the Surviving Corporation outstanding immediately after the effectiveness of the Merger after giving effect to any shares, or rights to acquire shares, issued as a part of or in connection with any financings contemplated in connection with the Merger, any shares of common stock underlying the Series A preferred stock and all convertible debt on an as converted to common stock basis, but not including options or warrants to acquire shares of Egenix capital stock outstanding immediately prior to the Effective Date or convertible debt incurred by Egenix from affiliates thereof from and after the date hereof. The parties hereto agree that any convertible debt incurred by Egenix from its affiliates from and after the date hereof will be converted, if at all, at a price of not less than $2.00 per share of Egenix Common Stock, or common stock equivalent, or Surviving Corporation Common Stock, or common stock equivalent, as the case may be. Upon the consummation of the Merger, all shares of capital stock of Egenix, including shares of common and Series A Preferred Stock, shall be cancelled. The shares of Series A Preferred Stock issued by the Surviving Corporation will be restricted securities as defined in Regulation D and Rule 144 of the 1933 Act with the same ranking, rights and terms as the original Egenix shares of Series A Preferred Stock.

The Company’s obligations under the Merger Agreement are subject to the satisfaction of certain conditions at or before the Effective Date. As soon as possible between the date of the Merger Agreement and until successful completion of one or more Bridge Financing(s) (hereinafter defined), Egenix shall use commercially reasonable efforts to obtain financing by calling in its currently outstanding warrants to purchase common stock (“Warrant Call”). The proceeds of such Warrant Call shall be used to finance the continuing activities of the parties prior to the successful completion of such Bridge Financings. As soon as practicable after the proceeds from the Warrant Call are available, the Company shall receive the lesser of 28.5% or $100,000 of the proceeds of the Warrant Call. As soon as possible between the date of the Merger Agreement and prior to ninety (90) days after the execution of the Merger Agreement, Egenix and/or the Company shall use commercially reasonable efforts to obtain financings in the form of sales of equity securities or debt instruments for an aggregate of $5,000,000 (“Bridge Financing”). Any debt instruments will, subject to market conditions, require interest thereon payable in kind in the form of the Surviving Corporation’s common stock. In addition to financing the parties’ continuing activities prior to the Closing, up to $150,000 of proceeds of such Bridge Financing may used immediately to repay and retire certain of the Company’s then outstanding current liabilities. Upon successful completion of one or more pre-Merger Bridge Financing(s) by the parties and as soon as practicable after the proceeds are available, the Company shall receive the lesser of 28.5% of the proceeds or $100,000 per month until the Closing, plus the sum of $50,000 as required for the payment of Registration Statement legal fees. Prior to or contemporaneously with the effectiveness of the Merger, the Surviving Corporation will privately offer and sell up to $10,000,000 - $15,000,000 of its capital stock (the “PIPE”). Payment of the parties’ transaction costs associated with the Letter of Intent, the Merger, the Warrant Call, the Bridge Financing and the PIPE (as such terms are hereinafter defined) shall be in addition to the aforementioned sums.

Ratification of this Agreement by a majority of the stockholders of the Company shall be a condition to closing of this Agreement as shall approval of an amendment to the Certificate of Incorporation of the Company to approve the Reverse Split which shall be effective immediately prior to the Effective Date. In the alternative, this Agreement may be approved by the written consent of the persons holding a majority of the votes represented by shares of Company’s Common Stock entitled to vote thereon.

Ratification of this Agreement by a majority of the stockholders of Egenix shall be a condition to closing of this Agreement. In the alternative, this Agreement may be approved by the written consent of the persons holding a majority of the votes represented by shares of Egenix Common Stock and Preferred Stock entitled to vote thereon.

The Closing of this transaction presently is intended to be not later than December 31, 2006.

TECHNOLOGIES

N-Chlorotaurine

Pursuant the March 29, 2006 license agreement with Dr. Waldemar Gottardi and Dr. Markus Nagl, the Company owns rights to N-Chlorotaurine, a chemical substance produced within the body by white blood cells during an inflammatory reaction. N-chlorotaurine is known to play an important role in the part of the immune system that helps ward of infection and disease because of its antimicrobial properties against a broad spectrum of microorganisms and immune regulatory functions. N-chlorotaurine was initially developed by researchers at the University Hospital of Innsbruck and the Institute of Hygiene and Social Medicine, Leopold-Franzens-University of Innsbruck, Austria.

In pre-clinical studies conducted by the researchers, N-chlorotaurine demonstrated the ability to kill bacteria, viruses, parasitic intestinal worms, and destroy or inhibit the growth of fungi.

Additional pre-clinical studies conducted by the researchers showed that when N-chlorotaurine was applied in the presence of human nasal mucus, its ability to destroy microorganisms was increased.

Despite its broad-spectrum activity, the toxicity of N-chlorotaurine against human cells is extremely low. Its breakdown products are the amino acids taurine and chloride, simple organic compounds that are the building blocks of proteins. These amino acids are found in the human body and therefore represent virtually no toxic potential and do not induce allergic reactions. A standard test to screen for potential toxicities was performed by PanLabs Incorporated (78 single tests, 41 thereof in vivo (in a living organism) with a total of 240 mice). Results of the test revealed no signs of toxicity.

These features encouraged the researchers to investigate the usability of N-chlorotaurine as a topical agent for the treatment of infections in human medicine. The researchers completed several clinical trials testing the safety, tolerance and efficacy of N-chlorotaurine as a topical agent for the treatment of infections. The research done on N-chlorotaurine to date has demonstrated the usability of N-chlorotaurine as a topical treatment for infections, and has produced initial data on efficacy and safety to justify the further development of the compound.

The clinical trials conducted by the researchers to date have proved N-chlorotaurine’s tolerability on the skin and mucous membranes and have demonstrated initial signs of efficacy in:

o	outer ear infections;
o	infected leg ulcers;
o	eye infections; and
o	inflammation of the sinuses caused by infections

Potential Market for N-chlorotaurine

The Company believes that there are solid commercial justifications for pursuing new antimicrobial treatments because:

1.
This field is considered the third largest in terms of annual sales, surpassed only by drugs for treating central nervous system disorders and cardiovascular disease. Anti-infectives are the third largest segment of the pharmaceutical industry, with annual sales totaling $45 billion. Of the $45 billion in the anti-infectives markets, 62% is for antibacterials, 12% is for HIV, 6% is for other viral infections, 7% is for antifungals, and 13% is for vaccines and immunology. The 4-year compounded growth rate for anti-infectives is strong at 10%. The best markets for anti-infectives are the United States (48%), Europe (22%), and Japan (13%).

2.	A higher percentage of anti-infectives make it to the market due to the fact that safety issues are well defined and preclinical models are more predictive for optimal efficacy.

3.	Broad-spectrum, multi-indication anti-infective drugs generally have potential annual sales of $1 billion within three years of market introduction.
4.
Treatment of sinus and ear infections are the most common reason for outpatient antibiotic prescriptions, and conjunctivitis (eye infections commonly referred to as “pink eye”) is considered the most common reason for non-traumatic eye complaints.

Research and Development of N-chlorotaurine

All of the research and development which has been completed on N-chlorotaurine has been completed by the researchers in Austria. Since October 2001, the following research and development works have been completed and published by the researchers:

(1)	The impact of N-chlorotaurine on the Candida virus (2002);
(2)	Explanation of the chemical properties of N-chlorotaurine and how it is a key compound in the human defense system to infections (2002);
(3)	Comparison of N-chlorotaurine with another treatment - chloramine T - for the treatment of infected leg ulcers (2003);
(4)	Study of influence of N-chlorotaurine on nasal mucous (2003);
(5)	Application of N-chlorotaurine to sinus infections complicated by immune suppression (2003);
(6)	Down-regulatory effect of N-chlorotaurine (2004);
(7)	Tolerability of N-chlorotaurine shown in the middle ear of a guinea pig (2004);
(8)	Efficacy and tolerability of N-chlorotaurine in treating Otitis Externa (“swimmers ear”) (2004)
(9)	Chlorine Covers on Living Bacteria: The Initial Step in Antimicrobial Action of Active Chlorine Compounds (2005);
(10)	Tolerability and efficacy of N-chlorotaurine in epidemic keratoconjunctivitis (“pink eye”) (2005);
(11)	Tolerability of N-chlorotaurine in chronic rhinosinusitis applied via yamik catheter (2005); and
(12)	Protein sites of attack of N-Chlorotaurine in Escheria coli (2006).

The Company believes that most, if not all, of the pre-clinical studies conducted by the researchers should be admissible to the FDA to support the filing of the Company's IND application on N-chlorotaurine. Nonetheless, the Company believes it will be necessary for it to conduct further preclinical studies, including formulation and toxicology studies, in order to complete an IND application on N-chlorotaurine. Although the researchers are under no contractual obligation to permit us to use their pre-existing research in support of our IND application, we have no reason to believe they would deny our use of this research as the researchers stand to benefit from our IND application. In the event that the researchers do not permit us to use their pre-existing research in support of our IND application, we will have to duplicate it at substantial and unknown additional cost of time and expense, which amounts we do not currently have.

All the clinical trials conducted to date by the researchers were conducted according to Good Clinical Practice (“GCP”) guidelines under the approval of the University of Innsbruck Ethics Committee and Austrian Ministry of Health and Women. GCP guidelines are internationally accepted (including the USA) ethical and scientific quality standards for designing, conducting, recording, monitoring, auditing, recording, analyzing and reporting clinical trials that involve the participation of human subjects. Compliance with these standards provides public assurance that the rights, safety, and well-being of trial subjects are protected, and that the clinical trial data are credible. Although the clinical trials to date have been conducted according to GCP guidelines, they have not been conducted under the auspices of an FDA approved IND application and as a result, these clinical studies will have to be reproduced under an FDA approved IND before they can be submitted to the FDA as part of an NDA application for any particular indication.

The researchers themselves have primarily funded their research work on N-chlorotaurine at limited cost to the Company (performing medical research on promising compounds like N-chlorotaurine is part of their job responsibilities as research faculty at the University on Innsbruck). Additionally, 263,859 euro (approximately US $326,130 as of August 16, 2005 of philanthropic medical research grant assistance has been provided to the researchers by the Austrian Science Foundation and the Jubilee Fund of the Austrian National Bank from 1997 - 2004 (98,399 euro from ’97-’99 (approximately US $121,621 as of August 16, 2005); 1,400 euro from ’97-’98 (approximately US $1,730 as of August 16, 2005); 27,761 euro from ’00-’01 (approximately US $34,313 as of August 16, 2005); and 87,230 euro from ’01-’04 (approximately US $107,817 as of August 16, 2005)). The researchers continue to apply for research grants from philanthropic organizations, but there can be no assurance they will receive additional grants in the future.

While the Company is under no contractual obligation to provide current or future research support to the researchers, it believes the researchers ongoing research of N-chlorotaurine contributes to further the scientific development of N-chlorotaurine as an effective human topical medication. Accordingly, the researchers have requested, and the Company’s management has indicated their intention to provide the researchers funding to partially support their ongoing research on N-chlorotaurine, through debt and/or equity financing in connection with the Merger, if available after paying off the Company’s then liabilities. The planned clinical studies in progress are focused on obtaining additional safety and efficacy data on N-chlorotaurine as well as to further define optimal dosing parameters for future large-scale clinical studies in several topical body cavity infections.

On April 13, 2006, the Company entered into a patent license agreement with Acuity Pharmaceuticals, Inc. (“Acuity”), a Delaware corporation. As part of the license agreement, Acuity gains exclusive worldwide development and commercialization rights to N-Chlorotaurine, or NCT, a novel anti-infective compound for the treatment of ophthalmic diseases and infections, such as viral conjunctivitis, bacterial conjunctivitis and herpetic keratitis. Acuity is now responsible for clinical development, regulatory activities and commercialization of this compound in ophthalmic indications. Acuity is contractually obligated to provide the Company with any data generated in the course of such activities and all applications and data submitted to any regulatory agency (e.g. the FDA or EMEA), and the Company has non-exclusive rights to this information for research and development activities outside the ophthalmic indications. The Company retains the exclusive worldwide rights to NCT for all indications other than ophthalmic applications. As consideration for the license agreement, Acuity paid the Company an up-front licensing fee, and is obligated to pay minimum annual license fees, as well as potentially multiple millions of dollars worth of development milestones and royalties.

Because of N-chlorotaurine’s demonstrated safety profile and broad spectrum activity established in preclinical and clinical studies conducted by the researchers to date, the Company plans on continuing the development of N-chlorotaurine as a topical agent for the treatment of several body cavity infections.

The Company plans to prepare and file an IND application with the FDA and reproduce some or all of these trials under FDA approval in an effort to gain FDA approval for N-chlorotaurine in the United States, of which the Company can provide no assurance. As part of the development plan, the Company plans on conducting further preclinical studies, including formulation studies, to support the filing of the Company's IND application on N-chlorotaurine. Once we begin the IND support studies, we anticipate them taking approximately 24 months to complete, at a total direct cost of approximately $400,000. We plan to raise the $400,000 to fund this program through debt and/or equity financing in connection with the Merger, which may have a dilutive effect on our then shareholders, and which we can give no assurance will be raised. We intend to start this development program once we receive all, or a significant portion of these additional funds. Assuming that there are no unusual findings during the balance of the IND support studies and that we raise sufficient funds, we will proceed to file the IND.

The Company plans to use the information put together for the IND, if funding permits its completion, to show the potential value of N-chlorotaurine to larger pharmaceutical companies. During this process, we intend to license the N-chlorotaurine patents to additional larger pharmaceutical companies for FDA approved clinical trials (Phase I, II and III trials), FDA New Drug Approval (“NDA”), and sales and marketing in return for upfront and milestone payments and royalties (the FDA approval process is described below in further detail under the subheading “Need for Government Approval” later in this section). The Company intends for any present and future licensee to first obtain regulatory approval in the US, and thereafter seek regulatory approval outside the US in as many countries as deemed economically justifiable.

Chloroquine Diphosphate

Pursuant the May 25, 2005 license agreement with Alpha Research Group, Inc. (“Alpha”) and Jodi A. Nelson, the Company owns rights to novel derivatives and formulations of Chloroquine Diphosphate for the treatment of Parkinson’s disease and as an agent to reduce the debilitating side effects caused by current Parkinsonian drug therapies. Additionally, although the Company hopes to develop these products in the future, it has not paid for any research and/or development on Chloroquine Diphosphate to date, and is not currently involved in any developmental activities regarding this compound.

Chloroquine Diphosphate is a synthetically manufactured agent that has been used for both preventing and treating malaria.

After examining the available work related to chloroquine, investigators at Alpha discovered that Chloroquine Diphosphate has certain biological properties that rendered it potentially beneficial for treating persons afflicted with Parkinson's Disease. Based on their research, they have patented novel derivates and formulations of Chloroquine Diphosphate for alleviating motor symptoms, involuntary or jerky movements and arresting the progression of Parkinson’s Disease and associated neurological disorders.

Parkinson's Disease is a progressive neurodegenerative disorder in which dopamine cells responsible for normal motor movement irreversibly degenerate to the point of inducing severe disability. In advanced stages of Parkinson's Disease, wide spread neurodegeneration encompasses multiple other neurotransmitter systems, rendering most treatments ineffectual. Parkinson’s Disease was the first disease treated by drugs that act to replace the deficient neurotransmitter, dopamine. Symptoms usually begin to manifest in middle to later life with mild symptoms such as trembling of the lips and hands, loss of facial expression, and muscular rigidity; however, cases juvenile or ‘early onset’ Parkinson’s Disease, can afflict persons in their late 30’s and early 40’s. As the disease progresses, it brings on debilitating symptoms such as body tremors, particularly in muscles at rest. Movements become slow and difficult; walking degrades to a shuffle. After 5-10 years, physical incapacity sets in. Non-motor symptoms, such as dementia occurs in at least 50% of the patients; depression is also very common.

Levodopa, the chemical precursor of dopamine, has been used in the treatment of Parkinson’s Disease for more than 30 years. While levodopa remains the standard treatment for Parkinson’s Disease, over time its side effects oftentimes become more debilitating than symptoms of the disease itself. Invariably, sustained levodopa use produces impairment of voluntary movements resulting in fragmented or jerky motions in patients (“dykinesia”). Dyskinesia is the most common form of drug-induced movement disorder and virtually all patients with Parkinson’s Disease who take levodopa are susceptible to developing these long-term complications, with about 50-75 percent of patients developing such complications within 5-10 years. Dyskinesia is a severely disabling condition characterized by involuntary movements, chaotic and uncontrollable movements of limbs, face, and mouth that oftentimes necessitate long-term hospitalization or even lifetime nursing home care. Moreover, there are no pharmaceuticals presently approved by the FDA for the treatment of dyskinesia.

Based on Alpha’s and Jodi A Nelson’s research on Chloroquine Diphosphate (suggesting it as a potentially useful approach for the treatment of Parkinson’s Disease), Alpha filed and was issued US Patent # 6,417177 and has filed corresponding patent applications in other major countries around the world. Alpha and Jodi A. Nelson believe that the biological properties of chloroquine are ideal for its development as treatment to reduce motor complications provoked by current dopamine replacement therapy in Parkinson’s diseases patients and as a treatment for arresting the progression of Parkinson’s Disease.

The currently marketed formulations of Chloroquine Diphosphate are used to treat malaria and other non-neurological disorders and are unlikely to be useful in Parkinson’s Disease. Chloroquine Diphosphate is rapidly metabolized by the body, following which it is incapable of accumulating in the brain in amounts needed to effectively treat Parkinson’s Disease. For this reason, investigators at Alpha have defined novel formulations having the potential to surmount these limitations. Thus Alpha has devised novel formulations of Chloroquine Diphosphate that inhibit its rapid peripheral metabolism and increase its incorporation into the brain. These novel compositions represent a unique and much safer strategy for exploiting Chloroquine Diphosphate’s beneficial central nervous system effects.

Research and Development of Chloroquine Diphosphate

Alpha conducted a ten (10) patient clinical study using less than one half a conventional malarial treatment dose of commercially available Chloroquine Diphosphate in a time-released formula with a brain targeting agent. Data from this study showed that Alpha’s novel Chloroquine Diphosphate formulation alleviated both Parkinson’s Disease motor symptoms in patients diagnosed with Parkinson’s Disease, as well as abolished the manifestation of involuntary jerky motions in patients and was generally well tolerated even after several months of continual use. The licensors believe that Alpha’s more novel formulas, entailing the use of select Chloroquine Diphosphate derivatives, will further improve Chloroquine Diphosphate’s safety and tolerability profile, rendering it a beneficial treatment for Parkinson’s Disease and other serious neurological disorders.

The Company plans on further developing novel therapies based upon Alpha’s intellectual property for the application of Parkinson’s disease, levodopa induced dyskinesias and other debilitating neurological disorders. As part of the development plan, the Company plans on conducting further preclinical studies, including formulation and efficacy studies in rodent and non-human primate models for Parkinson’s Disease, to support the filing of the Company's IND application. Following the IND approval, we intend to undertake and complete Federal Drug Administration approved Phase I and II clinical trials. Assuming we begin the development program studies, we anticipate it taking approximately 30 months to complete such studies, at a total direct cost of approximately $2,000,000. We plan to raise the $2,000,000 through debt and/or equity financing in connection with the Merger. We intend to start this development program once we receive all, or a significant portion of these additional funds. Assuming that there are no unusual findings during the balance of the development program studies and that we raise sufficient additional funds to begin and complete such studies, we plan to proceed to complete the studies through a Phase II clinical trial.

The Company will use the clinical trail data to show the potential value of Chloroquine Diphosphate to larger pharmaceutical companies. Following the completion of Phase II trial, we intend to license the Chloroquine Diphosphate patents to larger pharmaceutical companies for Federal Drug Administration approved Phase III clinical trials, FDA New Drug Approval (“NDA”), and sales and marketing in return for upfront and milestone payments and royalties (the FDA approval process is described below in further detail under the subheading “Need for Government Approval”). The Company intends any future licensee to first obtain regulatory approval in the US, and thereafter seek regulatory approval outside the US in as many countries as deemed economically justifiable by the future licensee.

Potential Market for Chloroquine

Parkinson's disease is a common progressive neurological disorder resulting from the degeneration of nerve cells (neurons) in a region of the brain that controls normal motor movement. A great majority of Parkinson’s patients suffer from dyskinesia and a wearing-off of drugs used to treat the disease in both moderate to advanced stages of the disease. Dyskinesia is a severely disabling condition with chaotic and uncontrollable movements that often necessitates hospitalization, neurosurgery or even lifetime nursing home care.

Employees

The Company has two (2) employees, Frederic P. Zotos, the Company’s Chief Executive Officer, who works for the Company on a full-time basis and Michael Ferrari, the Company’s Vice President, who works for the Company on a part-time basis. All of the Company’s research is conducted by N-chlorotaurine’s inventors in Austria and/or outsourced to private research contractors, and there is currently no research being done on Chloroquine Diphosphate. Moving forward, the Company anticipates most of the European clinical work to continue to be conducted by the Austrian inventors, with the majority of the U.S. Food and Drug Administration clinical work to be conducted by the Company and American clinical research contractors.

Competition

Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market pharmaceuticals is intense and is only expected to increase. Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory, and marketing resources and experience than the Company. If the Company is able to bring N-chlorotaurine and/or Chloroquine Diphosphate to the marketplace, of which there can be no assurance, the Company will face product competition from firms in the United States, Europe, Canada, Australia, and elsewhere. Additionally, some of the Company’s competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development to create products with similar features as N-chlorotaurine and/or Chloroquine Diphosphate.

The Company believes that there are solid commercial justifications for pursuing a new antimicrobial treatment such as N-chlorotaurine. Current treatments for sinus infections include antibiotics such as Amoxil, Avelox, Bactrim, Tequin, or cephalosporin. Additionally, Factive, a new antibiotic developed by Oscient Pharmaceuticals, is currently in Phase III clinical trial for the treatment of acute bacterial sinusitis (sinus infections). Current treatment for ear infections consists of antibiotics, including such drugs as ampicillin, amoxicillin, erythromycin, one of the cephalosporin antibiotics, Floxin Otic, or the combination drug trimethoprim/sulfamethoxazole (Bactrim). However, antibiotic resistance has emerged as a major public health threat, prompting the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. FDA to campaign against overuse of the medications. Therefore, the Company believes that there is currently a strong need for the development of novel broad spectrum antimicrobial agents that do not promote the development of drug resistance. The Company believes that N-chlorotaurine has the potential to meet the needs of these markets.

At this time, no treatment has been shown to slow or stop the progression of Parkinson’s Disease. Instead, therapy is directed at treating the symptoms that are most bothersome to an individual with Parkinson’s Disease. Levodopa is the most effective and most widely used symptomatic Parkinson’s Disease treatment and has remained the "gold standard" of care for nearly 40 years. The vast majority of people with Parkinson’s Disease eventually require levodopa treatment to control their symptoms, even if they begin their therapy with another drug. However, after several years of treatment with levodopa, patients often begin to experience motor complications, such as "wearing-off" (when the effect of one dose of medication does not last until the next scheduled dose) and impairment of voluntary movements resulting in fragmented or jerky motions (known as “dyskinesia”). Sometimes its side effects of levodopa therapy become more debilitating than symptoms of the disease itself. Over the years, a number of substitutes for levodopa have been developed that are used in the place of levodopa or in combination with it. One such product is Stalevo, developed by Orion Pharma and marketed by Novartis and Orion Pharma.

To our knowledge, other drugs being developed for the treatment of levodopa induced dyskinesia’s include Fipamaezole and Sarizotan. Fipamaezole is being developed by Juvantia Pharma and has completed a phase II clinical trial in 2004. Sarizotan is being developed by EMD Pharmaceuticals and is in Phase III clinical trials. We believe however that the disease currently lacks a treatment that is safe and effective for most patient groups, and that Chloroquine Diphosphate has the potential to meet the needs of this market.

Patents, Trademarks and Licenses

License Agreement for Patent Rights In Connection with N-Chlorotaurine

The Company holds rights under a license agreement entered into March 29, 2006 (replacing the previous license agreement of October 18, 2001) with Dr. Waldemar Gottardi and Dr. Markus Nagl, to worldwide exclusive license patent rights in connection with patents relating to N-Chlorotaurine and any technology relating to those patent rights or improvements.

Under the license, the Company must pay the licensors jointly and severally during the term of the license (described below), a total royalty of 4% of the gross sales of all licensed products sold by the Company in connection with the patents rights, a total of 20% of any payments which the Company receives from any sublicenses, a one-time payment of $100,000, payable upon the first-time issuance of the first patent of each patent family for a licensed product or licensed process, a one-time payment of $250,000 payable upon successful completion of a Phase III clinical trial for each licensed product or licensed process, and a one-time milestone payment of $1,000,000 payable upon receiving new drug approval for each licensed product or licensed process. The Company has yet to patent or gain approval for any products based on N-chlorotaurine. When due, all of the payments required under the license are payable by the Company in cash or in shares of the Company’s registered Common Stock. Additionally, the Company must maintain the patents covered under the license and provide reports to the licensors within 60 days after June 30 and December 31, setting forth the amount of licensed products sold, net proceeds and royalties due. The license will remain in effect until a) the patents expire, or b) the Company ceases selling any products in connection with the license, revokes all sublicenses, gives notice to the licensors of its intent to terminate the license, and tenders payments of all royalties, and c) in the event that the Company remains more than 60 days in arrears in payment of royalties or expenses due pursuant to the license.

Under the license, the Company agreed to indemnify the licensors, heirs and their assigns against any liability, damage, loss or expenses incurred in connection with claims, suits, actions, demands or judgments arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to any right or license granted under the license.

All the following patent applications covering N-chlorotaurine are either exclusively licensed or assigned to the Company by their inventors.

The Company currently has pending four German patent applications, two Patent Cooperation Treaty (“PCT”) applications, an international treaty currently signed by 112 contracting countries (including the US) that provides a mechanism by which a person can file a single patent application that, when certain requirements have been fulfilled, is equivalent to a regular national patent application in each of the designated contracting countries, and one US patent application pending, which the Company can provide no assurance will be granted, which cover the use of N-chlorotaurine for the treatment of chronic sinus infections, for treating oozing tissue deficiencies (e.g. outer ear infections, infected skin ulcers) and its use as a fungicidal agent and against protozoa, as well as an improved therapeutic formulation for the treatment of conjunctivitis (“pink eye”). All of the patent applications listed below are pending and the Company is awaiting responses from the respective patent offices.

o	DE 10045868.8; Filing Date: September 14, 2000; entitled “Remedy for treatment of acute and chronic Rhinosinusitis and its application.”
o	DE 10144819.8; Priority Application: DE 10045868.8; Filing Date September 11, 2001 (New Matter Added regarding Otitis Externa and Crural Ulcers); entitled “Fungicidal substance and its application.”
o	WO 02/22118; Priority Application: DE 10045868.8; Filing Date September 10, 2001; entitled “Fungicidal agent containing N-Chlorotaurine and use thereof.”
o	US 2004/0116521 A1; Priority Application: DE 10045868.8; Filing Date September 10, 2001; entitled “Fungicidal agent containing N-Chlorotaurine and use thereof.”
o	WO 2004/052355 A1; Filing Date: December 6, 2002; entitled “Use of N-Chlorotaurine for treatment of oozing tissue deficiencies.”
o	DE 102005023198.5; Filing Date: May 14, 2005; entitled “Aqueous solutions containing chloramine which are free from di- and trichloroamine, as well as from ammonia.”
o	DE 102005038992.9; Filing Date: August, 16, 2005; entitled “Substance against protozoa and its application.”

License Agreement for N-Chlorotaurine for Ophthalmic Indications with Acuity Pharmaceuticals, Inc.

On April 13, 2006, the Company entered into a patent license agreement with Acuity Pharmaceuticals, Inc. (“Acuity”), a Delaware corporation. As part of the license agreement, Acuity gains exclusive worldwide development and commercialization rights to N-Chlorotaurine, or NCT, a novel anti-infective compound for the treatment of ophthalmic diseases and infections, such as viral conjunctivitis, bacterial conjunctivitis and herpetic keratitis. Acuity is now responsible for clinical development, regulatory activities and commercialization of this compound in ophthalmic indications. The Company retains the exclusive worldwide rights to NCT for all indications other than ophthalmic applications. As consideration for the license agreement, Acuity paid the Company an up-front licensing fee, and is obligated to pay minimum annual license fees, as well as potentially multiple millions of dollars worth of development milestones and royalties.

The Company engaged the services of Qualified Ventures, LLC (“QV”) on February 17, 2006 as a consultant in connection with the patent license agreement with Acuity Pharmaceuticals, Inc. In the capacity as a consultant, QV introduced the Company to Acuity. In consideration for such efforts and services, the Company must pay QV a fee equal to a percentage of the amount of the total consideration paid by Acuity to the Company, its employees, former or current equity holders in connection with the license agreement according to the following formula: (1) Five percent (5%) of the first $1,000,000 received; (2) Four percent (4%) of the second $1,000,000 received; (3) Three percent (3%) of the third $1,000,000 received; (4) Two percent (2%) of the fourth $1,000,000 received; and (5) One percent (1%) of any amount received thereafter.

License Agreement for Chloroquine

On May 25, 2005, the Company entered into an exclusive license agreement with Alpha Research Group, LLC, a Nevada limited liability corporation (“Alpha”) and Jodi A. Nelson (“Nelson”). In connection with the exclusive license agreement, the Company paid Alpha $20,000 which was loaned to the Company by William Mackey and William L. Sklar, a Director of the Company (as described in further detail below), and agreed to provide sufficient funding for the protection and continued clinical development of products stemming from certain patents in connection with the novel therapeutic use or formation of Chloroquine Diphosphate and any of its derivatives.

Under the exclusive license agreement, the Company agreed to pay Alpha 4% of the net sales of Chloroquine Diphosphate in each country that Chloroquine Diphosphate is sold, if the Company uses the licensing rights obtained in connection with the exclusive license agreement to sell Chloroquine Diphosphate, beginning on the date that Chloroquine Diphosphate is commercially sold. Additionally, the Company agreed to pay Alpha (a) $100,000 payable in cash or registered stock of the Company upon the successful completion of a phase II clinical trial for each product derived in connection with the patent rights for Chloroquine Diphosphate, (b) $250,000 payable in cash or registered stock of the Company upon the successful completion of each phase III clinical trial for each product derived in connection with the patent rights for Chloroquine Diphosphate, and (c) $1,000,000 payable in cash or registered stock of the Company upon the receipt of each new drug approval for each product derived in connection with the patent rights for Chloroquine Diphosphate. The term of the exclusive license agreement is until the expiration of the last patent right associated with Chloroquine Diphosphate under the exclusive license agreement, upon 30 days written notice from the Company to Alpha, or for cause. The Company has not paid Alpha any monies under the exclusive license agreement, as Chloroquine Diphosphate is still in the research and development stage.

On May 9, 2006, the Company received a notice of termination of the license agreement executed on May 25, 2005, between Alpha, Nelson and the Company. The Company believes in good faith that the notice of termination is entirely ineffective, that the license agreement has not been terminated and remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. The Company has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position.

On May 25, 2005, the Company entered into an assignment agreement with First Coventry Corporation, which was incorporated under the laws of Delaware on May 24, 2005 (“First Coventry”), to assign the license agreement which the Company received previously from Alpha to First Coventry in return for all the issued and outstanding shares of First Coventry. This made First Coventry a wholly-owned subsidiary of the Company. On June 1, 2005, First Coventry entered into an indemnification agreement with Frederic P. Zotos, the Company’s Chief Executive Officer and Director, to indemnify Mr. Zotos against personal liability in connection with the advancing of expenses to First Coventry and/or any liability Mr. Zotos may have as a result of being the sole Director, President, Chief Executive Officer, Secretary and Treasurer of First Coventry.

On May 25, 2005, William K. Mackey and William L. Sklar, a Director of the Company, entered into a note and security agreement with the Company. Under the note and security agreement, Mr. Mackey and Mr. Sklar loaned the Company $20,000. Mr. Mackey and Mr. Sklar immediately paid to Alpha the $20,000 upon signing the note and security agreement in connection with the exclusive license agreement, discussed above. Until the date due, the amount outstanding bears interest calculated at the rate of 8% per year. The note was secured by 3,000 shares of First Coventry Corporation, the Company’s wholly-owned Delaware subsidiary. The $20,000 note was originally due within ninety (90) days of the date of the note and security agreement was entered into, or August 23, 2005; however on August 1, 2005, the Company entered into an amended agreement with Mr. Sklar and Mr. Mackey, whereby the due date of the note was extended to one hundred and five (105) days from the date the note and security agreement was entered into, or September 7, 2005; and on August 19, 2005, the Company entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and twenty days from the date of the note and security agreement, or September 22, 2005; and on September 21, 2005, the Company entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and thirty-five days from the date of the note and security agreement, or October 7, 2005; and on November 8, 2005, the Company entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and eighty-four days from the date of the note and security agreement, or November 25, 2005. The Company has not paid Mr. Sklar and Mr. Mackey any monies under the note and security agreement, and is currently in default thereon. We plan to cure this default by paying Mr. Sklar and Mr. Mackey the $20,000 principal and 8% interest through debt and/or equity financing in connection with the Merger.

On March 20, 2006, the Company and First Coventry mutually revoked (retroactively effective as of June 1, 2005) the assignment agreement with First Coventry previously entered into on May 25, 2005, to assign the license agreement which the Company received previously from Alpha to First Coventry in return for all the issued and outstanding shares of First Coventry. In consideration for all the issued and outstanding shares of First Coventry, the Company agreed to instruct its transfer agent on June 1, 2006, to issue First Coventry $20,000 worth of its common stock, the value of which is attributed by the parties to be $0.029 per share on June 1, 2005, for a total of 689,655 shares of the Company’s common stock, together with an appropriate instruction and opinion of counsel directing the delivery of these shares of common stock without any restrictive legends pursuant to Rule 144 under the 1933 Act. In further consideration, First Coventry allowed the Company to grant of a security interest in the Shares in accordance with the terms of the Note and Security Agreement, and allow their unrestricted assignment or transfer in the event of the Company’s default thereon.

Additionally, on May 25, 2005, the Company entered into a consultancy agreement with Jodi A. Nelson (“Nelson”). The consultancy agreement calls for Nelson to provide consulting services to the Company in connection with the therapeutic use and formulation of Chloroquine and its derivatives or analogs. The Company agreed to pay Nelson $3,000 per month, for Nelson’s first forty (40) hours of work per month and $75 per hour thereafter and reimburse Nelson for pre-approved business expenses in current in connection with the consulting services rendered to the Company. The Company paid Nelson the first month’s retainer of $3,000 upon execution of the consultancy agreement, and is deferred and accrued subsequent payments in accordance with the consultancy agreement until the Company’s stock registration statement was declared effective by the SEC on October 6, 2005. The consultancy agreement included a confidentiality provision, whereby Nelson agreed not to disclose the Company’s confidential information other than in connection with the consulting services. The consultancy agreement is for a period of one (1) year from the date of the agreement and is renewable upon written agreement of the parties. The consultancy agreement may be terminated by either party at any time upon one (1) month prior written notice. The Company paid Nelson $15,000 in 2005 in connection with the consulting agreement, and currently owes Nelson $18,000 in unpaid consulting fees. We plan to pay these consulting fees through debt and/or equity financing in connection with the Merger.

The Company obtained the worldwide exclusive rights to the following patent and patent applications in connection with Chloroquine Diphosphate, pursuant to the licensing agreement entered into between the Company, Alpha and Nelson:

o	US Patent No. 6,417,177; Issue Date: 7/0/2002; Filing Date: 7/13/2000; entitled “Chloroquine Derivatives for the Treatment of Parkinson’s Disease.”
o	US 60/175,051; Filing Date 1/7/2000; entitled “Chloroquine and Related Compounds Treatment and Prevention of Parkinson’s Disease.”
o	AU 73865/00; Filing Date 7/13/2000; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”

o	CA 2,416,233; Filing Date 7/13/2000; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	EP 961993.3; Filing Date 7/13/2000; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	JP 2001-508933; Filing Date 7/13/2000; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	WO 00/40385; Filing Date 7/13/2000; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	US 10/192,414; Filing Date 7/9/2002; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	US 10/616,692; Filing Date 7/9/2003; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	WO 03/21463; Filing Date 7/9/2003; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	US 60/479,748; Filing Date 6/19/2003; entitled “Compositions and Methods for the Treatment of Parkinson’s Disease.”
o	US 60/202,140; Filing Date 5/5/2000; entitled “Pharmaceutical Uses of Neuromelanin-Binding Compounds.”
o	US 60/143,767; Filing Date 7/13/1999; entitled “The Administration of Chloroquine and/or Related Compounds.”

Additionally, the Company plans to support ongoing clinical studies of Chloroquine Diphosphate, if the Company can raise additional financing.

Confidentiality Agreements

The Company has each company and consultant with whom the Company consults in connection with N-chlorotaurine and Chloroquine Diphosphate sign a Confidentiality Agreement (“Confidentiality Agreement”). Each Confidentiality Agreement calls for the party receiving the confidential information to refrain from disclosing the Company’s confidential information to anyone and to take all steps necessary to prevent the disclosure of the Company’s confidential information. Each Confidentiality Agreement is valid for the term of Five (5) years from the date entered into.

Need for Government Approval

The Company or its future licensee will need to obtain U.S. Food and Drug Administration (“FDA”), regulatory approval before it is able to market N-chlorotaurine or Chloroquine Diphosphate commercially in the US.

The Steps a company must normally take to obtain FDA approval to sell the drug commercially include:

1.	Pre-clinical (animal) testing.

2.	An investigational new drug application (“IND”), which outlines what the sponsor of a new drug proposes for human testing in clinical trials.

3.
Phase I studies typically involve 20 to 80 people and deal with the initial introduction of an investigational new drug into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on drug effectiveness. During Phase I, sufficient information about the drug's pharmacokinetics and pharmacological effects should be obtained by the sponsor to permit the design of well-controlled, scientifically valid, Phase II studies. Phase I studies also evaluate drug metabolism, structure-activity relationships, and find out how the drug works in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in Phase I studies varies with the drug, but is generally in the range of twenty to eighty.

4.
Phase II studies typically involve from a few dozen to 300 people, and include the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the new drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled and closely monitored.

5.
Phase III studies typically involve a few hundred to about 3,000 people. Phase III studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase II, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase III studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase III studies usually include several hundred to several thousand people.

6.	The pre-NDA period, just before a new drug application (“NDA”) is submitted.

A common time for the FDA and drug sponsors to meet.

7.
Submission of a new drug application is the formal step asking the FDA to consider a drug for marketing approval. Following the completion of all three phases of clinical trials, the sponsor analyzes all of the data and files an NDA with FDA if the data successfully demonstrate the safety and effectiveness of the drug. The NDA must contain all of the scientific information that the sponsor has gathered. NDAs are typically 100,000 pages or more. By law, the FDA is allowed six months to review an NDA, however in almost all cases, the period between the first submission of an NDA and final FDA approval exceeds that limit.

8.	After an NDA is received, the FDA has 60 days to decide whether to file it so it can be reviewed.

9.	If the FDA files the NDA, an FDA review team is assigned to evaluate the sponsor's research on the drug's safety and effectiveness.

10.	The FDA reviews information that goes on a drug's professional labeling, guidance on how to use the drug.

11.	The FDA inspects the facilities where the drug will be manufactured as part of the approval process.

12.	FDA reviewers will approve the drug or find it either "approvable" or "not approvable."

13.
Assuming the FDA approves the NDA, the new drug becomes available for physicians to prescribe. The sponsor must then continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies, Phase IV studies, which evaluate the long-term effects of a drug.

FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In particular, the “Risk Factors” section and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of this annual report, and should not unduly rely on these forward looking statements.

RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in Pathogenics, Inc. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company’s business is subject to many risk factors, including the following (references to “our,” “we,” and words of similar meaning in these Risk Factors refer to the Company). The Financial Information presented throughout this annual report is taken from the Company’s audited financial statements, provided under the heading “Financial Statements,” unless otherwise stated.

Risks Related to Our Financial Condition

We May Not be Able to Continue Our Business Operations Unless We Raise Additional Financing.

We are a development stage company and as such has generated limited revenues and no profits to date. We depend to a great degree on the ability to attract external financing in order to develop the Company’s patent rights in connection with N-Chlorotaurine and to develop therapeutic uses for Chloroquine Diphosphate. We anticipate the need for approximately $2,400,000 in additional financing to perform research and development on N-chlorotaurine and Chloroquine Diphosphate and obtain FDA approval of an IND for each drug. We had $302,847 of liabilities and a total shareholders deficit of $302,563 as of December 31, 2005. Currently, the Company believes it will have enough money to continue its business operations until the end of the fourth quarter of 2006, assuming Egenix provides funding as it is required to pursuant to the Agreement and Plan of Merger. However, there is a risk that the Merger will not be consummated and/or that we will not be able to meet our current and future liabilities and remain in operation until we are able to receive additional money in connection with the Merger. Additionally, there is a risk that the money we receive as a result of the Merger will not be enough to pay the Company’s future obligations. Finally, there is a risk that Egenix does not provide funds in accordance with the Agreement and Plan of Merger, even though it is obligated to. If this were to happen, the Company would have a breach of contract claim against Egenix, which the Company would likely litigate. If any of these things were to happen, it could force the Company to suspend or abandon its business operations while the Company is in litigation, suspend or abandon the development of N-chlorotaurine and/or suspend or abandon the Company’s business plan, which could lead to any investment in the Company being lost.

We May Not Be Able to Meet Our Current and Future Liabilities and Remain in Operation Until We Receive The Money In Connection With the Merger.

The Company had $284 of cash on hand at December 31, 2005, and required $118,085 for current liabilities. The Company had negative working capital of $302,563 at December 31, 2005. The Company believes it will be able to remain in operation until the end of the fourth quarter of 2006, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as the Company believes it is currently successful in keeping its expenses low while still in the development stage of its technologies. If the Company is delayed in raising that money, as a result of the Company not consummating the Merger, or for any other reason, the Company could be forced to abandon or curtail its planned research and development activities, and/or abandon or curtail its operations, and any investment in the Company could be lost.

Our Independent Public Accounting Firm Has Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated little revenues since the Company’s change in business focus to a biopharmaceutical company focused on high value-added pharmaceutical clinical development and have incurred substantial losses. These factors indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing. Currently, the Company’s management believes that it will be able to continue as a going concern, due to the fact that Egenix is required to provide funding pursuant to the Agreement and Plan of Merger, and because the Company is not required pay the N-chlorotaurine or Chloroquine Diphosphate researchers any royalties until the Company is able to commercially market any products based on N-chlorotaurine or Chloroquine Diphosphate. However, if the Company is not able to continue as a going concern, any investment in the Company could become worthless.

We Lack an Operating History Which You Can Use to Evaluate Us, Making Any Investment in Our Company Risky.

Our Company lacks an operating history which investors can use to evaluate our Company’s previous earnings. This makes it harder for you as an investor to predict how our Company may do in the future. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what kind of return our stock will have in the future, if at all.

We Have a Poor Financial Position and If We Do Not Generate Revenues, We May Be Forced to Abandon Our Business Plan.

Our Company currently has a poor financial position. We have not generated any revenues nor have we obtained any of the government approval we will require for N-Chlorotaurine or Chloroquine. There is a possibility we will never obtain government approval from the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMEA”) and we will therefore not generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to abandon its business plan and any investment in the Company could become worthless.

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

Risks Related to Our Operations

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

The Company will need to have U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMEA”) approval, and/or may need other state and national regulatory approval before it is able to market N-Chlorotaurine and/or Chloroquine Diphosphate commercially, assuming that the Company is able to commercially produce N-chlorotaurine and/or Chloroquine Diphosphate. The Company may be unable to obtain the approval of the FDA, EMEA and state and national regulatory approval because those entities may feel that N-chlorotaurine and/or Chloroquine Diphosphate are not safe, have side effects, or in the case of N-chlorotaurine has limited or no anti-microbial properties. If the Company is unable to obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, or runs out of money before the Company can obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, the Company will be unable to commercially market N-chlorotaurine and/or Chloroquine Diphosphate and the Company will likely fail. As a result, you will likely lose any investment in the Company could become worthless.

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

Chloroquine Diphosphate May Not Be Effective As A Treatment for Parkinson’s Disease, May Cause Side Effects, Be Too Expensive To Produce, Have Other Complications Which Render It Unprofitable Or The Company May Be Unable To Find A Corporate Partner To Market Chloroquine Diphosphate, Which Could Force the Company to Seek Other Business Opportunities and/or Cease Operations.

Chloroquine Diphosphate has yet to be found to be effective as a treatment for Parkinson’s Disease by any government regulatory body, nor has it been sufficiently tested to determine whether it causes any side effects which would make it unsafe to produce, not to be too expensive to produce in commercial quantities, and/or not to have any other complications which may render Chloroquine Diphosphate unprofitable for the Company to produce. Additionally, even if the Company does choose to market Chloroquine Diphosphate, the Company may not be able to find a corporate partner to partner with and be unable to produce commercial quantities of Chloroquine Diphosphate and/or bring Chloroquine Diphosphate to market. If Chloroquine Diphosphate were found to have any of the qualities listed above, the Company will be forced to abandon its business plan and will be forced to abandon or curtail its business plan. As a result, any investment in the Company could become worthless.

The Austrian Researchers May Not Permit Us To Use the Research and Development Studies They Have Conducted on N-chlorotaurine In Support of Our Investigational New Drug Application.

The Company believes that most, if not all of the pre-clinical studies conducted by the researchers should be admissible to the FDA to support the filing of the Company's IND application on N-chlorotaurine. However, the Austrian researchers are under no obligation to allow the Company to use their pre-existing research in support of its investigational new drug application. If the Austrian researchers do not permit us to use their pre-existing research in support of our IND application, we will be forced to duplicate their studies and results at a substantial additional expense, which funds we do not currently have. Additionally, if it becomes necessary to duplicate the Austrian researcher’s studies, it will cause us substantial additional delays in the process of obtaining FDA approval for N-chlorotaurine. If we are unable to raise the additional funds needed to duplicate the Austrian researcher’s studies and results on N-chlorotaurine, we could be forced to abandon our plans to obtain FDA approval for N-chlorotaurine and/or scale back or abandon our business plan, which could cause any investment in the Company to become worthless.

We May Not Successfully Resolve Our Current Dispute With Alpha Research Group, LLC and Jodi A. Nelson Over Their Claimed Termination of the License Agreement for Chloroquine Diphosphate, Or May Not Prevail To Have the Termination Declared Ineffective in an Arbitration Hearing, Which Would Force the Company To Abandon Chloroquine as a Commercial Product, Which Could Force the Company to Seek Other Business Opportunities and/or Cease Operations.

The Company believes in good faith that the notice of termination of the license agreement executed on May 25, 2005, between Alpha, Nelson and the Company is entirely ineffective, that the license agreement has not been terminated and remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. The Company has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position. However, if the Company is unable to successfully resolve this current dispute directly with Alpha and Nelson, the dispute would first be referred to mediation, and if the parties still have not reached a settlement, then to arbitration. The arbitrators have the authority to grant specific performance. If the Company loses the arbitration and the termination of the license agreement for Chloroquine is declared effective, we would be forced to abandon our plans to commercialize Chloroquine and/or scale back or abandon our business plan, which could force the Company to seek other business opportunities and/or cease operation. As a result, any investment in the Company could become worthless.

We Rely Upon Key Personnel and If They Leave Our Company Our Business Plan and Our Business Operations Could Be Adversely Effected.

We rely on Frederic P. Zotos, the Company’s Chief Executive Officer and Director and Michael L. Ferrari, the Company’s Vice President and Director for the success of our Company. Their experience and inputs create the foundation for our business and they are responsible for the directorship and control over the Company’s development activities. Mr. Zotos entered into an employment contract with the Company on March 15, 2005. Mr. Ferrari entered into a consulting contract with the Company on January 1, 2006. The Company does not hold “key man” insurance on either Mr. Zotos or Mr. Ferrari. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace them with other suitably trained individuals, the Company may be forced to scale back or curtail our business plan. As a result of this, your securities in our Company could become devalued.

Risks Related to Our Securities

We Lack a Market For Our Common Stock, Which Makes an Investment in Our Securities Speculative.

We currently lack a market for the Company’s Common Stock. Because of this, it is hard to determine exactly how much our securities are worth. This makes an investment in our Company very speculative. As a result of the lack of market, it is hard to judge how much the securities you may purchase are worth and it is possible that they could become worthless.

Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.

If the Company’s Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company entered into a lease for office space on March 1, 2005, with SFKM&B d/b/a Stratis Business Centers (“Stratis”), which operates a suite of offices with support services located at 99 Derby Street, Hingham, MA 02043. Under the office service agreement, the Company is given the use of a conference room and visitors office facilities. Under the terms of the lease, the Company agreed to pay Stratis $275.00 per month.

We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On April 18, 2006, the Company received a notice of dispute of the consultancy agreement executed on May 25, 2005, between Jodi A. Nelson and the Company. The Company currently owes Nelson $18,000 in unpaid consulting fees. We plan to pay these consulting fees through debt and/or equity financing in connection with the Merger.

On May 9, 2006, the Company received a notice of termination of the license agreement executed on May 25, 2005, between Alpha, Nelson and the Company. The Company believes in good faith that the notice of termination is entirely ineffective, that the license agreement has not been terminated and remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. The Company has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position.

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public trading market exists for the Company’s Common Stock. We have - 0 - shares of Common Stock subject to outstanding options or warrants to purchase the Company’s Common Stock. We currently have - 0 - shares of Convertible Preferred Stock outstanding. As of December 31, 2005, there were 47,748,650 shares of Common Stock outstanding, held by 40 shareholders of record.

DIVIDEND POLICY

To date, we have not declared or paid any dividends on our outstanding Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

We are required, in connection with our outstanding Convertible Preferred Stock, to pay the holders of our Convertible Preferred Stock quarterly dividends at 2.5% above the prime rate published by Citibank, N.A. (as of September 28, 2005, the prime rate was 6.75%) (“Dividends”). The Dividends are payable on the last day of April, July, October and January, in cash or additional shares of the Company’s Convertible Preferred Stock. To date, we have $4,521 of declared and unpaid Dividends on our Convertible Preferred Stock. Unpaid dividends accrue interest at a per annum rate equal to the lower of eighteen percent (18%) and the highest interest rate permitted by applicable law.

RECENT SALES OF UNREGISTERED SECUCRITIES

Issuance to Members of Tyrol Therapeutics, LLC

On February 10, 2005, the Company entered into an Agreement and Plan of Reorganization with Tyrol Therapeutics, LLC, formerly Pathogenics, LLC, a Delaware limited liability company and the members of Tyrol, whereby each member of Tyrol exchanged all of their interest in Tyrol for shares of the Company’s Common Stock. Frederic P. Zotos, the Company’s current Chief Executive Officer and a former Tyrol member exchanged his 48.9% interest in Tyrol for 20,000,000 shares of the Company’s Common Stock, Michael L. Ferrari, the Company’s current Vice President and Director exchanged his 48.9% interest in Tyrol for 20,000,000 shares of the Company’s Common Stock and William K. Mackey exchanged his 2.2% interest in Tyrol for 900,000 shares of the Company’s Common Stock. Issuance of these shares did not involve any public offering, and was made in reliance upon the exemption from registration provided by section 3(b) of the 1933 Act and the provisions of Regulation D Rule 504 promulgated under the 1933 Act (“Regulation D”).

Securities Purchase Agreement

On February 18, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with five (5) entities, Manillo Investors Limited, Bayside Associates Limited, Castlegate Group Limited, Kensington Group Limited and Trufello Associates Limited (collectively the “Purchasers”).

In connection with the Securities Purchase Agreement, the Purchasers agreed to purchase two hundred and seventy five thousand dollars ($275,000) of Convertible Preferred Stock of the Company, which was convertible into shares of the Company’s Common Stock at a per share conversion price of $0.029 per share. The Purchasers were to purchase the Convertible Preferred Stock of the Company in four (4) tranches, the first of which was February 23, 2005, at which time the Company received an aggregate of $45,000 from the Purchasers in return for 1,637 shares of the Company’s Convertible Preferred Stock (“First Tranche”), the second of which was March 31, 2005, at which time the Company received an aggregate of $50,000 from the Purchasers in return for 1,818 shares of the Company’s Convertible Preferred Stock (“Second Tranche”), the third of which was supposed to be received five (5) business days from the date the Company’s Registration Statement was declared effective with the Securities and Exchange Commission on October 6, 2005, at which time the Company was supposed to receive an aggregate of $60,000 from the Purchasers in return for 2,182 shares of the Company’s Convertible Preferred Stock (“Third Tranche”), and the fourth and final tranche which was supposed to be received the thirtieth (30) business day after the Company’s Registration Statement became effective with the Securities and Exchange Commission, at which time the Company was supposed to receive an aggregate of $120,000 from the Purchasers in return for 4,363 shares of the Company’s Convertible Preferred Stock (“Fourth Tranche”) (collectively the “Tranches”). The Company received the Third Tranche late from the Purchasers in two equal partial payments of $30,000 each on October 25, 2005 and November 9, 2005, and never received the Fourth Tranche from the Purchasers. Issuance of these shares did not involve any public offering, and was made pursuant to the exemption from the registration provisions of the 1933 Act afforded by Section 4(2), or Section 4(6) and Regulation S of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

The Securities Purchase Agreement contains penalties which the Company was required to pay to the Purchasers, since the Company did not obtain effectiveness of its Registration Statement within the time periods provided in the Securities Purchase Agreement (a “Non Registration Event”). Pursuant to the Securities Purchase Agreement, if (i) the Registration Statement is not declared effective on or before one hundred twenty (120) days from the date of the Securities Purchase Agreement, or (ii) this Registration Statement is filed and declared effective with the SEC, but shall thereafter cease to be effective, then the Company shall deliver to the Purchasers, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the outstanding amount of the Convertible Preferred Stock for each thirty (30) days or part thereof during the initial sixty (60) days of the such Non-Registration Event and two percent (2%) for each thirty (30) days or part thereof, thereafter. As of the date the Company’s Registration Statement was declared effective with the Securities and Exchange Commission on October 6, 2005 the aggregate amount of purchased Preferred Stock was $95,000, thereby resulting in penalties of 1.5% ($1,425 or 49,138 shares of common stock) due after the expiration of the first two thirty day periods following the June 18, 2005 deadline, and 2% ($1,900 or 65,517 shares of common stock) at the expiration of each thirty day period thereafter, resulting in total penalties owed of approximately $6,650 or 229,310 shares of Common Stock as of the date the Company’s Registration Statement was declared effective with the Securities and Exchange Commission on October 6, 2005. Accordingly, on January 23, 2006 the Company issued 45,862 shares of common stock to each of the five Purchasers for a total authorized issuance of 229,310 unrestricted shares of common stock, thus paying in full all liquidated damages due to the Purchasers. Issuance of these shares did not involve any public offering, and was made pursuant to the exemption from the registration provisions of the 1933 Act afforded by Section 4(2), or Section 4(6) and Regulation S of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

On May 3, 2006, the board of directors of the Company passed by majority vote a resolution terminating the Securities Purchase Agreement entered into on February 18, 2005 between the Company and the Purchasers. The Company terminated the Securities Purchase Agreement for the Purchasers’ material breach thereof due to the following material defaults: (1) the Purchasers’ failure to pay the Company a Fourth Tranche of one-hundred and twenty-thousand dollars ($120,000) on November 17th, 2005 - the thirtieth (30th) business day after the actual effective date of the Company’s registration statement on October 6, 2005; (2) the Purchasers’ failure to comply with the November 18th, 2005 request of the Company’s NASD market maker, to execute an escrow agreement and place sixty-five percent (65%) of their free trading shares into an escrow account with the market maker’s clearing firm for a period of twelve months, thereby preventing the Company from effecting a listing on the OTC Bulletin Board; (3) the Purchasers’ subsequent refusal to cure their failure to pay the Fourth Tranche despite the Company’s numerous requests; and, (4) the Purchasers’ notification to the Escrow Agent on February 10, 2006 that they would not purchase the Fourth Tranche securities allegedly because the representations and warranties of the Company contained in the Agreement were not true and correct as of that date, and therefore the Purchasers instructed the Escrow Agent to return the Fourth Tranche funds previously deposited with him. On February 16, 2006, the Company subsequently cancelled the Fourth Tranche securities previously issued to the Purchasers for lack of payment. The Company believes that the Purchasers’ allegation is without merit that the representations and warranties of the Company contained in the Agreement were not true and correct as of February 10, 2006, and that the Purchasers were obligated to purchase the Fourth Tranche securities under the Agreement. The Company believes it may have a breach of contract claim against the Purchasers, which it may eventually litigate.

Issuance to Shareholders of Vulcan Corporation

Pursuant to the Reorganization Agreement, the Company agreed to distribute the 503,830 shares of the Company’s Common Stock, which were held by Vulcan Corporation to the shareholders of Vulcan Corporation, on a one for one basis, with each shareholder of Vulcan Corporation common stock as of the record date of March 9, 2005, receiving one share of the Company’s Common Stock for each share of Vulcan which they held. Those shares were distributed on March 14, 2005. Issuance of these spin-off shares did not involve any public offering, and were distributed without registration under the Securities Act of 1933 in reliance on Staff Legal Bulletin No. 4 published by the Securities and Exchange Commission Division of Corporation Finance on September 16, 1997.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in Delaware on December 16, 1997, and had no business operations until the date of the Reorganization (defined below). We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. We currently own the rights to N-chlorotaurine, a novel anti-microbial agent we believe may be useful in the treatment of a variety of diseases, and Chloroquine Diphosphate based formulations we believe may be useful in the treatment of symptoms and arresting the progression of Parkinson’s Disease. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Combination with Tyrol

On February 10, 2005, the Company and Tyrol Therapeutics, LLC (“Tyrol”) entered into an Agreement and Plan of Reorganization, in which Pathogenics acquired all assets of and assumed all of the liabilities of Tyrol for 40,900,000 shares of common stock of Pathogenics (the “Reorganization Agreement” and the “Reorganization”). As a result, after the closing of the Reorganization, the former members of Tyrol owned approximately 98.41% of the voting shares of Pathogenics. Due to the facts that the former members of Tyrol received the majority of the voting shares of Pathogenics, the then President of Tyrol became the President of the Company and representatives of Tyrol held two of the three seats on the Company’s Board of Directors, the merger was accounted for as a recapitalization of Tyrol, whereby Tyrol was the accounting acquirer (legal acquiree) and Pathogenics was the accounting acquiree (legal acquirer).

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

Since our combination with Tyrol was accounted for as a recapitalization of Tyrol, our management’s discussion and analysis is based upon the financial condition and results of operation of Tyrol for the years ended December 31, 2004 and 2003 and for the Period from November 19, 2002 (Inception of Tyrol) through December 31, 2005. Our management’s discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” of this Form 10-KSB.

2005 Versus 2004

Revenue

The Company had no revenues since inception.

Operating Expenses

During the year ended December 31, 2005, the Company’s operating expenses increased by $392,837 or 2,303% to $409,896, compared to $17,059 for the year ended December 31, 2004. The increase was attributable to increases of $295,953 in general and administrative expenses and $96,884 in research and development expenses.

During the period from December 16, 1997 (Inception) to December 31, 2005 the Company incurred operating expenses of $452,450.

Net Loss

The Company incurred a net loss of $415,909 for the year ended December 31, 2005, an increase in net loss of $398,850 from net loss of $17,059 for the year ended December 31, 2004, which increase was primarily due to our increased operating expenses as described above.

Loss per share was $(0.01) for the year ended December 31, 2005 and $(0.00) for the year ended December, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s only asset as of December 31, 2005, was cash of $284, compared to $76 at December 31, 2004.

We had total liabilities of $302,847 as of December 31, 2005, compared to $42,630 at December 31, 2004, an increase of $260,217, and consisting of $118,085 (FY 2004 $6,676) of accounts payable and accrued expenses and $184,762 (FY 2004 $35,954) of loans payable to related parties.

We had negative working capital of $302,563 as of December 31, 2005, compared to negative working capital of $42,478 at December 31, 2004.

Co-incident with the merger of Tyrol with Pathogenics, we sold shares to investors through a private placement offering which provided operating capital of approximately $155,000 to pay expenses incurred in the issuance of a Registration Statement and provide further support for general and administrative costs, and new product development.

We had a total accumulated deficit of $302,563 as of December 31, 2005 compared to $43,554 at December 31, 2004.

We had $153,575 used by operating activities for the year ended December 31, 2005, which included a net loss of $409,896, an increase in accounts payable and accrued expenses of $249,671, and stock payable of $6,650.

We had $153,783 in net cash provided by financing activities for the year ended December 31, 2005. This resulted from sale of common stock of $900 and proceeds from preferred stock of $155,000.

The Company is presently operating at a loss. The Company will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation. On April 14, 2006, the Company received $50,000 in cash from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. During June 2006, the Company received $53,480 is cash from Egenix, Inc. in connection with the Agreement and Plan of Merger.

The Company believes it can satisfy its cash requirements until the end of the fourth quarter of 2006, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as the Company believes it is currently successful in keeping its expenses low while still in the development stage of its technologies. In connection with the Agreement and Plan of Merger with Egenix, management has received $53,480 of the proceeds of the Egenix Warrant Call in June 2006, and expects to receive $150,000 of the proceeds of the Bridge Financing to repay and retire certain of the Company’s then outstanding current liabilities at the beginning of August 2006, and to receive $100,000 of the proceeds of the Bridge Financing per month commencing at the beginning of August 2006 until the Closing, intended to be no later than December 31, 2006.

If the Company does not have sufficient funds to continue its operations as planned, the Company plans to scale down its operations and/or accrue salaries and expenses until additional financing can be raised. However, there can be no assurance that any new capital will be available to the Company after the receipt of funds from Egenix, if at all, or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

The Company’s independent accounting firm raised substantial doubt about Pathogenics’ ability to continue as a going concern, and the financial statements as presented do not include any adjustments relating to the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Amounts Spent During Each of the Last Two Fiscal Years on Research and Development Activities

Research and Development over the past two (2) years, described above under “Clinical Development of N-chlorotaurine to Date,” has been completed by the N-chlorotaurine inventors in Austria. The inventors themselves have primarily funded this work (performing medical research on promising compounds like N-chlorotaurine is part of the job responsibilities for the N-chlorotaurine inventors at the University on Innsbruck), with an additional 263,859 euro (approximately $326,130 as of August 16, 2005) of medical research grant assistance provided by the by the Austrian Science Foundation and the Jubilee Fund of the Austrian National bank from 1997 - 2004. Additionally, the Company has paid only a limited amount for the research and development of Chloroquine Diphosphate.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this annual report, however, we believe that none of them are considered to be critical.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 ( R ), “Accounting for Stock-Based Compensation” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 ( R ) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for Pathogenics as of January 1, 2006. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Pathogenics during the calendar year 2006.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements following the exhibits to this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of December 31, 2005, we carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, that evaluation showed that our controls and procedures are designed to ensure that information required to be disclosed by the us in our reports that we file with the Securities and Exchange Commission are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that they are effective in accomplishing those goals.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

Frederic P. Zotos

Frederic P. Zotos, 40, has served as Chief Executive Officer, President, Secretary, Treasurer and Director of the Company since February 18, 2005. Mr. Zotos has served as managing member of the Company’s wholly owned subsidiary Pathogenic, LLC, since its creation on November 19, 2002. Mr. Zotos served as Director of Atlantic Technology Ventures, Inc. (“Atlantic”) from May 1999 to February 2003, President of Atlantic from April 2000 to February 2003, and Chief Executive Officer of Atlantic from February 2001 to February 2003. From June 1999 to March 2000, Mr. Zotos served as Director of due diligence for Licent Capital LLC. From November 1996 to August 1998, Mr. Zotos served as Assistant to the President and Patent Counsel for Competitive Technologies, Inc. From June 1994 to October 1996, Mr. Zotos served as an Associate Attorney at Law with the law firm of Pepe and Hazard in Connecticut. Mr. Zotos received a Bachelors degree in Mechanical Engineering from Northeastern University in 1988 and a Masters Degree in Business Administration and a Juris Doctorate from Northeastern University in 1993. Mr. Zotos is a current member of the Licensing Executive Society and the Boston Patent Law Association.

Michael Ferrari

Michael Ferrari, 30, has served as Vice President and Director of the Company since February 18, 2005. Since its creation on November 19, 2002, Mr. Ferrari has served as a member of the Company’s wholly owned subsidiary Pathogenic, LLC. Since March 2004, Mr. Ferrari has been employed by Clinical Advisors, LLC, as head of operations, sales and project management. From August 2003 to February 2004, Mr. Ferrari served as a private equity associate with Maxim Group, LLC. From January 2001 to January 2003, Mr. Ferrari served as Vice President of Business Development for Atlantic Technology Ventures. From September 1998 to January 2001, Mr. Ferrari served as Manager of Business Development at Corporate Technology Development, Inc. From September 1997 to September 1998, Mr. Ferrari worked for Aetna U.S. Healthcare as an Account Executive. Mr. Ferrari received his Bachelors degree in Biology from Villanova University in 1997. Mr. Ferrari holds series 7 and 63 securities licenses. He has also been a member of the Licensing Executive Society since 1999.

Directors of the Company are elected annually and hold office until the annual meeting of the shareholders of the Company and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There are no family relationships among the Company’s officers and directors. Officers and directors of the Company may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.

There are no family relationships among the executive officers or directors of the Company.

Recent Changes in Officers and Directors

On May 11, 2006, the holders of a majority of the shares of currently issued and outstanding common stock of the Company entitled to vote at an election of directors approved by written consent a resolution removing William L. Sklar as a director of the Corporation, in accordance with the applicable provisions of Sections 141 and 228 of the General Corporation Law of Delaware and effective as of the date of the approval of the resolution.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTIN COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Each of our directors and executive officers filed the forms that Section 16(a) of the Exchange Act required them to file during fiscal year 2005.

ITEM 10.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

EXECUTIVE COMPENSATION

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
NAME AND				OTHER	RESTRICTED
PRINCIPAL	FISCAL			ANNUAL	STOCK	OPTIONS/	LTIP
POSITION	YEAR	SALARY	BONUS ($)	COMPENSATION	AWARDS	SARS (#)	PAYOUT
Frederic P. Zotos	2005(1)	$173,000	-0-	-0-	-0-	-0-	-0-
CEO and President

William L. Sklar	2004	$-0-	-0-	-0-	-0-	-0-	-0-
President (2)

Ronald Cole Jr.	2003	$-0-	-0-	-0-	-0-	-0-	-0-
President (3)	2002	$-0-	-0-	-0-	-0-	-0-	-0-

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

Other then the individuals listed above, the Company has no other executive employees who have received more than $100,000.00 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1)
The salary listed for Mr. Zotos is his expected salary for 2005. Mr. Zotos began as the Company's Chief Executive Officer on February 18, 2005, when Mr. Sklar resigned. Mr. Zotos has been accruing his salary as of April 1, 2005. As of December 31, 2005, Mr. Zotos had accrued approximately $150,000 in salary.

(2)
William L. Sklar served as the Company's President from January 27, 2005 to February 18, 2005, at which time Frederic P. Zotos, was appointed President, Secretary, Treasurer and Chief Executive Officer of the Company by the Company's Board of Directors.

(3)
Thomas V. Ackerly Served as the Company's sole officer from the Company's inception on December 16, 1997 to November 26, 2001, at which time Ronald Cole, Jr. was appointed sole officer and Director of the Company. On January 27, 2005, William L. Sklar was elected as sole officer and Director of the Company.

LONG TERM INCENTIVE PLAN AWARDS

No long term incentive plan awards were made to a Named Officer during the last fiscal year.

COMPENSATION OF DIRECTORS

Board members are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

Employment Agreement

Frederic P. Zotos entered into an employment agreement with the Company on March 15, 2005, effective as of February 18, 2005, and subsequently amended on January 1, 2006. The employment agreement calls for Mr. Zotos to serve as the Company’s Chief Executive Officer and President. Under the agreement, Mr. Zotos is to receive $200,000 per year plus a bonus to be determined by the Company’s Board of Directors. The Company agreed to annually increase the Base Salary at a rate of ten percent (10%) above the rate for the preceding year. The term of the employment agreement shall be until terminated by the Company or Mr. Zotos. The employment agreement may be terminated by the Company for “cause,” including (i) conviction of any crime constituting a felony in the jurisdiction involved, (ii) engaging in any substantiated act involving moral turpitude, (iii) engaging in any act which subjects the Company to public ridicule or embarrassment, (iv) grossly negligent performance of duties under the Employment Agreement, (v) willful failure or refusal to perform duties under the Employment Agreement, or (vi) material breach of any provision of the agreement. Additionally, the agreement may be terminated by reason of Mr. Zotos’ death or Mr. Zotos’ voluntary retirement. If the agreement is terminated by Mr. Zotos’ retirement or by the Company for “cause,” Mr. Zotos will be entitled to only his salary earned through the date of the termination of his employment. Additionally, the Company can terminate Mr. Zotos’ employment under the agreement due to his incapacity due to physical or mental illness, if he is absent from his duties on a full time basis for one hundred and twenty (180) days within any three hundred and sixty-five (365) period. If the Company terminates Mr. Zotos’ employment for any other reason other than for “cause,” the Company shall pay Mr. Zotos a pro rata amount of his salary which he earned through the date of his termination and severance pay equal to the amount Mr. Zotos would have received during the period beginning on the date of termination and ending twelve (12) months from the date of his termination. Mr. Zotos agreed under the agreement not to compete with the Company during his employment or for one (1) year following the termination of his employment with the Company. Mr. Zotos has been accruing his salary as of April 1, 2005, until such time as the Company has sufficient funds to make payments, but in no event later than January 31, 2007, whereupon the Company shall pay all the deferred and accrued salary. As of May 31, 2006, Mr. Zotos had accrued approximately $241,666 in salary, and $13,118 in interest at 10% per year. We plan to pay this accrued salary and interest through debt and/or equity financing in connection with the Merger.

Consulting Agreement

Michael L. Ferrari entered into a consultancy agreement with the Company on January 1, 2006. The consultancy agreement calls for Mr. Ferrari to provide consulting services to the Company in connection with the clinical, regulatory and business development of therapeutic drugs and the technical evaluation of commercial applications of such technologies. The Company agreed to pay Mr. Ferrari $5,000 per month, for Mr. Ferrari’s first forty (40) hours of work per month and $100 per hour thereafter and reimburse Mr. Ferrari for pre-approved business expenses in current in connection with the consulting services rendered to the Company. Payments are currently being deferred and accrued in accordance with the consultancy agreement until such time as the Company has sufficient funds to make payments, but in no event later than January 31, 2007, whereupon the Company shall pay all the deferred and accrued invoices, and shall cease to defer and accrue any future invoices. The consultancy agreement included a confidentiality provision, whereby Mr. Ferrari agreed not to disclose the Company’s confidential information other than in connection with the consulting services. The consultancy agreement is for a period of three (3) years from the date of the agreement and is renewable upon written agreement of the parties. The consultancy agreement may be terminated by either party at any time upon one (1) year prior written notice. The Company has not paid Mr. Ferrari in connection with the consulting agreement, and currently owes Mr. Ferrari $25,000 in unpaid consulting fees. We plan to pay these consulting fees through debt and/or equity financing in connection with the Merger.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2005 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	Beneficially Owned
	Prior to Offering
Name and Address of Beneficial Owner(1)	Shares	Percent(2)
Frederic P. Zotos	20,000,000	42.8%
Michael Ferrari	20,000,000	42.8%
All the officers and directors as a group (2 persons)	40,000,000	85.6%

(1)	The address of each of the Company’s officers and Directors is the Company’s principal executive offices at 99 Derby Street, Suite 200, Hingham, MA 02043.
(2)	Using 46,748,650 shares outstanding as of December 31, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 10, 2005, the Company entered into an Agreement and Plan of Reorganization with Tyrol Therapeutics, LLC, a Delaware limited liability company (“Tyrol”) and the members of Tyrol (the “Reorganization”). Pursuant to the Reorganization, the Company exchanged 40,900,000 restricted shares of the Company’s Common Stock for 100% of the membership interest of Tyrol. The Tyrol members included the Company’s Chief Executive Officer and the Company’s Vice President who each received 20,000,000 restricted shares of the Company’s Common Stock pursuant to the Reorganization.

In January 2005, Mr. Sklar entered into an Indemnification Agreement with the Company, and in February 2005, Mr. Zotos and Mr. Ferrari entered into an Indemnification Agreements with the Company. The Indemnification Agreements provide for the Company to indemnify each individual if any are or become a party to or a witness to any threatened, pending or completed action, suit, investigation or proceeding. Additionally, the Company shall advance to each individual any and all expenses in connection with any indemnification, provided, however that each individual must have obtained prior approval of the Board of Directors of the Company, unless the Company had previously experienced a “change in control,” in which case an independent counsel selected by the individual, and approved by a majority of the disinterested directors, shall determine whether and to what extent the individual is permitted to be indemnified by the Company.

On March 15, 2005, the Company entered into an employment agreement with the Company’s Chief Executive Officer, Frederic P. Zotos, effective as of February 18, 2005, and subsequently amended on January 1, 2006. The Employment Agreement calls for Mr. Zotos to serve as the Company’s Chief Executive Officer and President. Under the agreement, Mr. Zotos is to receive $200,000 per year plus a bonus to be determined by the Company’s Board of Directors. The Company agreed to annually increase the Base Salary at a rate of ten percent (10%) above the rate for the preceding year. The Employment Agreement may be terminated by the Company for “cause,” by reason of Mr. Zotos’ death or Mr. Zotos’ voluntary retirement. Additionally, the Company can terminate Mr. Zotos’ employment under the Employment Agreement due to his incapacity due to physical or mental illness. Mr. Zotos agreed under the Employment Agreement not to compete with the Company during his employment or for One (1) year following the termination of his employment with the Company. The term of the Employment Agreement shall be until terminated by the Company or Mr. Zotos.

On May 25, 2005, William K. Mackey and William L. Sklar, the Company’s Director, entered into a Note and Security Agreement with the Company. Under the Note and Security Agreement, Mr. Mackey and Mr. Sklar loaned the Company $20,000, which is due within ninety (90) days of the date of the Note and Security Agreement, or August 23, 2005. The due date of the Note was subsequently amended by a First Amendment to Note and Security Agreement, which moved the due date to 105 days of the date of Note and Security Agreement, then again by a Second Amendment to Note and Security Agreement, which moved the due date of the Note to 120 days from the date of the Note and Security Agreement, or September 22, 2005, then again by a Third Amendment to Note and Security Agreement, which moved the due date of the Note to 135 days from the date of the Note and Security Agreement, or October 7, 2005, and then again by a Fourth Amendment to Note and Security Agreement, which moved the due date of the Note to 184 days from the date of the Note and Security Agreement, or November 25, 2005. Until the note is paid, the amount outstanding bears interest calculated at the rate of 8% per year. The note was secured by 3,000 shares of First Coventry Corporation, the Company’s wholly-owned Delaware subsidiary.

On June 1, 2005, the Company’s wholly-owned subsidiary, First Coventry Corporation (“First Coventry”) entered into an Indemnification Agreement with the Company’s Chief Executive Officer and Director, Frederic P. Zotos, to indemnify Mr. Zotos against personal liability in connection with the advancing of expenses to First Coventry and/or any liability Mr. Zotos may have as a result of being the sole Director, President, Chief Executive Officer, Secretary and Treasurer of First Coventry.

During the year ending December 31, 2005, William L. Sklar, the Company’s Director, provided accounting services to the Company in connection with preparing the Company’s Registration Statement and quarterly reports. Mr. Sklar completed tasks requiring 74 billable hours, at an hourly rate of $350, resulting in a total of $25,900. Mr. Sklar indicated that he would accept shares of the Company’s registered (S-8) common stock in lieu of cash at the price of $.029/share, resulting in a total of 900,000 shares of common stock.

On January 1, 2006, the Company entered into a consultancy agreement with the Company’s Vice-President and Director, Michael L. Ferrari. Under the agreement, Mr. Ferrari is to receive $5,000 per month for his first forty (40) hours of work per month and $100 per hour thereafter. The consultancy agreement is for a period of three (3) years from the date of the agreement and is renewable upon written agreement of the parties. The consultancy agreement may be terminated by either party at any time upon one (1) year prior written notice.

Pursuant to our restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and executive officers.

All transactions between us and our officers, directors, principal stockholders and their affiliates are approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors. We believe that the transaction set forth above was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are referenced or included in this report.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization Among Pathogenics, Inc., Tyrol Therapeutics, LLC and Members of Tyrol Therapeutics, LLC dated February 10, 2005
3.1(1)	Certificate of Incorporation of Niktronic, Inc. dated December 16, 1997.
3.2(1)	Certificate of Amendment of Certificate of Niktronic, Inc. dated January 13, 1998.
3.3(1)	Certificate for Renewal and Revival of Charter of Needle Impulse Technologies Corp. (formerly Niktronic, Inc.) dated February 2, 2005.
3.4(1)	Restated Certificate of Incorporation of Needle Impulse Technologies Corp. dated February 3, 2005.
3.5(1)	Certificate of Designations of Convertible Preferred Stock of Pathogenics Inc. (formerly Needle Impulse Technologies Corp.) dated February 18, 2005.
3.6(1)	Bylaws of Pathogenics, Inc., as amended to date.
5.1(1)	Legal Opinion that Shares Covered by Form SB-2 Registration Statement are Validly Issued, Fully Paid and Non-Assessable dated March 18, 2005.
10.1(1)
Securities Purchase Agreement dated February 18, 2005 among Pathogenics, Inc, Manillo Investors Limited, Bayside Associates Limited, Castlegate Group Limited, Kensington Group Limited and Trufello Associates Limited.

10.2(1)	License Agreement dated October 18, 2001 among Atlantic Technology Ventures, Inc., Dr. Waldemar Gottardi, Dr. Markus Nagl and Dr. Andreas Neher.
10.3(1)	Assignment Agreement dated December 18, 2002 between Atlantic Technology Ventures, Inc., and Pathogenics, LLC.
10.4(1)	Consent to Assignment of License Agreement by Atlantic Technology Ventures, Inc. to Pathogenics, LLC dated January 10, 2003.
10.5(1)	Registration Rights Agreement dated February 18, 2005 between Pathogenics, Inc. and William K. Mackey.
10.6(1)	Consulting Agreement dated September 29, 2004 between Pathogenics, LLC and William K. Mackey.
10.7(1)	Employment Agreement dated March 15, 2005 between Pathogenics, Inc. and Frederic P. Zotos, Esq.
10.8(1)	Exclusive License Agreement dated May 25, 2005 among Pathogenics, Inc., Alpha Research Group, LLC and Jodi A. Nelson.
10.9(1)	Assignment Agreement dated May 25, 2005 between Pathogenics, Inc. and First Coventry Corporation.
10.10(1)	Consulting Agreement dated May 25, 2005 between Pathogenics, Inc. and Jodi A. Nelson.
10.11*	First Amendment dated January 1, 2006 to Employment Agreement dated March 15, 2005 between Pathogenics, Inc. and Frederic P. Zotos, Esq.
10.12*	Consulting Agreement dated January 1, 2006 between Pathogenics, Inc. and Michael L. Ferrari.
10.13*	Consulting Agreement dated February 17, 2006 between Pathogenics, Inc. Qualified Ventures, LLC (“QV”).
10.14(2)	Letter of Intent dated April 4, 2006 between Pathogenics, Inc. and Egenix, Inc.
10.15*	Revocation dated March 20, 2006 of Assignment Agreement dated May 25, 2005 between Pathogenics, Inc. and First Coventry Corporation.
10.16*	License Agreement dated March 29, 2006 among Pathogenics, Inc., Dr. Waldemar Gottardi and Dr. Markus Nagl.
10.17+,*	License Agreement dated April 13, 2006 between Pathogenics, Inc. and Acuity Pharmaceuticals, Inc.
10.18(3)	Agreement and Plan of Merger dated May 4, 2006 between Pathogenics, Inc. and Egenix, Inc.
99.1(1)	Frederic P. Zotos Salary Deferral Letter for Second and Third Quarterly Fiscal Periods April 1 - September 30, 2005, dated August 10, 2005.
99.2*	Frederic P. Zotos Salary Deferral Letter for Fourth Quarterly Fiscal Periods October 1 - December 31, 2005, dated January 1, 2006.
99.3*	Frederic P. Zotos Salary Deferral Letter for First Quarterly Fiscal Period January 1 - March 31, 2006, dated April 1, 2006.
99.4*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
99.5*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Confidential treatment has been requested as to certain portions of these exhibits.
*	Filed herewith.
(1)
Incorporated by reference to exhibits of Pathogenics, Inc.’s registration statement on Form SB-2 (No. 333-123431), as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2005 and as amended by Amendment No. 1, and Amendment No. 2 as filed with the Commission on July 5, 2005 and August 29, 2005, respectively.

(2)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 8-K filed on April 6, 2006.
(3)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 8-K filed on May 5, 2006.

REPORTS ON FORM 8-K

On April 4, 2006, we filed with the SEC a report on Form 8-K stating that, on that day, we entered into a mutual Letter of Intent with Egenix, Inc. to merge the companies. A copy of the Letter of Intent was attached thereto.

On April 19, 2006, we filed with the SEC a report on Form 8-K stating that, on April 13, 2006, we entered into a patent License Agreement with Acuity Pharmaceuticals, Inc. A copy of a press release announcing the License Agreement was attached thereto, and a copy of the License Agreement is filed herewith.

On May 5, 2006, we filed with the SEC a report on Form 8-K stating that, on May 4, 2006, we entered into an Agreement and Plan of Merger with Egenix, Inc. A copy of the Agreement was attached thereto.

On May 8, 2006, we filed with the SEC a report on Form 8-K stating that, on May 3, 2006, we terminated a Securities Purchase Agreement entered into on February 18, 2005 between the Company and five (5) entities, Manillo Investors Limited, Bayside Associates Limited, Castlegate Group Limited, Kensington Group Limited and Trufello Associates Limited.

On May 11, 2006, we filed with the SEC a report on Form 8-K stating that, on that day, the holders of a majority of the shares of currently issued and outstanding common stock of the Company entitled to vote at an election of directors approved by written consent a resolution removing William L. Sklar as a director of the Corporation.

On May 15, 2006, we filed with the SEC a report on Form 8-K stating that, on May 9, 2006, we received a Notice of Termination of License Agreement entered into on May 25, between the Company, Alpha Research Group, LLC and Jodi A. Nelson. We stated that we believe in good faith that the Notice of Termination is entirely ineffective, that the License Agreement has not been terminated and remains in full-force and effect, and that the claims in support of termination are entirely without merit. The Company has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of License Agreement, and intends to vigorously defend its position.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2006.

PATHOGENICS, INC.

By:	/s/ FREDERIC P. ZOTOS

Name: Frederic P. Zotos Title: President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic P. Zotos	President, Chief Executive Officer and Director	June 27, 2006
Frederic P. Zotos	(Principal Financial and Accounting Officer)

/s/ Michael L. Ferrari	Vice-President and Director	June 27, 2006
Michael L. Ferrari

PATHOGENICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report	F-1

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Expenses for the Years ended December 31, 2005 and 2004 and the Period from December 16, 1997 (Inception) through December 31, 2005	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2005 and 2004 and the Period from December 16, 1997 (Inception) through December 31, 2005	F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 2005 and 2004 and the Period from December 16, 1997 (Inception) through December 31, 2005	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pathogenics, Inc
(A Development Stage Company)
Hingham, MA

We have audited the accompanying consolidated balance sheet of Pathogenics, Inc. as of December 31, 2005, and the related consolidated statements of expenses, stockholder’s deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from December 16, 1997 (inception) Through December 31, 2005. These financial statements are the responsibility of Pathogenic, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathogenics, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no revenues. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

June 15, 2006

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

ASSETS
Current Assets
Cash	$284

TOTAL ASSETS	$284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$118,085
Loans payable - related parties	184,762
TOTAL LIABILITIES	302,847

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 110,000,000 shares
authorized, 46,748,650 shares issued and outstanding	46,749
Additional paid-in capital	109,151
Deficit accumulated during the development stage	(458,463)
Total stockholders’ deficit	(302,563)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284

See summary of significant accounting policies
and notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Years Ended December 31, 2005 and 2004 and
the Period from December 16, 1997 (Inception) Through December 31, 2005

	2005	2004	Inception Through December 31, 2005

Operating Expenses:
General & administrative	$313,012	$17,059	$355,566
Research & development	96,884	—	96,884
Total Operating Expenses	409,896	17,059	452,450

Net loss	(409,896)	(17,059)	(452,450)

Preferred dividends	6,013	—	6,013
Net loss attributable to common stockholders	$(415,909)	$(17,059)	$(458,463)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	42,019,186	40,000,000

See summary of significant accounting policies
and notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2005 and 2004 and
the Period from December 16, 1997 (Inception) Through December 31, 2005

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Stock issued for formation costs	—	$—	40,000,000	$40,000	$(40,000)	$—	$—
Net income	—	—	—	—	—	$(269)	$(269)
Balance at December 31, 2002	—	—	40,000,000	40,000	(40,000)	(269)	(269)
Net loss	—	—	—	—	—	(25,226)	(25,226)
Balance at December 31, 2003	—	—	40,000,000	40,000	(40,000)	(25,495)	(25,495)
Net loss	—	—	—	—	—	(17,059)	(17,059)
Balance at December 31, 2004	—	—	40,000,000	40,000	(40,000)	(42,554)	(42,554)
Common shares issued for cash	—	—	900,000	900	—	—	900
Issuance of common shares to Pathogenics’ shareholder for recapitalization	—	—	503,830	504	(504)	—	—
Preferred shares issued for cash	5,636	155,000	—	—	—	—	—
Conversion of preferred stock to common stock	(5,636)	(155,000)	5,344,820	5,345	149,655	—	155,000
Accrual of preferred dividends	—	—	—	—	—	(6,013)	(6,013)
Net loss	—	—	—	—	—	$(409,896)	$(409,896)
Balance at December 31, 2005	—	$—	46,748,650	$46,749	$109,151	$(458,463)	$(302,563)

See summary of significant accounting policies
and notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004 and
the Period from December 16, 1997 (Inception) Through December 31, 2005

	2005	2004	Inception Through December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,896)	$(17,059)	$(452,450)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	249,671	6,676	256,347
Stock payable	6,650	—	6,650
Net Cash Used In Operating Activities	(153,575)	(10,383)	(189,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	10,459	35,954
Repayments of advances from related parties	(2,117)	—	(2,117)
Proceeds from issuance of common stock	900	—	900
Proceeds from issuance of preferred stock	155,000	—	155,000
Net Cash Provided By Financing Activities	153,783	10,459	189,737

NET CHANGE IN CASH	208	76	284

CASH AT BEGINNING OF PERIOD	76	—	—
CASH AT END OF PERIOD	$284	$76	$284

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income tax paid	—	—	—

Non-cash Transactions:
Issuance of common shares to founders	—	—	40,000
Issuance of common shares for recapitalization	504	—	504
Dividends declared and unpaid	6,013	—	6,013
Conversion of preferred shares to common shares	155,000	—	155,000

See summary of significant accounting policies
and notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Pathogenics, Inc. ("Pathogenics") was incorporated in Delaware on December 16, 1997 as Niktronic, Inc. On the same day it changed its name to Needle Impulse Technologies, Corp. On February 8, 2005, the company changed its name to Pathogenics, Inc. From the date of inception until February 10, 2005, the company was inactive and had no commercial operations.

On February 10, 2005, Pathogenics, Inc. (“Pathogenics”) and Tyrol Therapeutics, LLC (“Tyrol”) entered into an Agreement and Plan of Reorganization (the “Agreement”), in which Pathogenics acquired all assets of and assumed all of the liabilities of Tyrol for 40,900,000 shares of common stock of Pathogenics. As a result, after the closing of the Agreement, the former members of Tyrol own approximately 98.41% of the voting shares of Pathogenics. Due to the former members of Tyrol received the majority of the voting shares of Pathogenics, the current President of Tyrol became the President of the Company and representatives of Tyrol hold two of the seats on the Company’s Board of Directors, the merger was accounted for as a recapitalization of Tyrol, whereby Tyrol was the accounting acquirer (legal acquiree) and Pathogenics was the accounting acquiree (legal acquirer).

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

Basis of presentation. The consolidated financial statements include the accounts of Pathogenics and its wholly-owned subsidiaries, Tyrol Therapeutics, LLC and First Coventry Corporation. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Research and Development. Research and development expenses include consulting fees, facility costs, and laboratory costs. All costs for research and development activities are expensed as incurred. Pathogenics expenses the costs of licenses of patents until the issuance of such patents and the commercialization of related products is reasonably assured.

Recently Issued Accounting Pronouncements. Pathogenics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pathogenics results of operations, financial position or cash flow.

Development Stage And Going Concern. Pathogenics had no operations from inception until the reorganization on February 10, 2005 and is a development stage company. Pathogenics has not generated any revenues and there is no assurance of any future revenues. As of December 31, 2005, Pathogenics had an accumulated deficit of $458,463 and a working capital deficit of $302,563. In addition, Pathogenics did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to Pathogenics' ability to continue as a going concern.

Pathogenics will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through through debt and/or equity financing in connection with a proposed merger with Egenix, Inc. There is no assurance that Pathogenics will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Pathogenics. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - LOANS PAYABLE TO RELATED PARTIES

Pathogenics borrowed $20,000 on May 25, 2005 from two related parties at 8% interest, to be repaid in a single combined payment of interest and principal, 184 days from the receipt of funds. As security for the note payable, Pathogenics assigned the 3,000 shares in First Coventry to the two noteholders. On November 8, 2005, the maturity date on the note agreement was extended to November 25, 2005.  Pathogenics has not paid any monies under the note and is currently in default.

NOTE 3 - PREFERRED STOCK

On February 8, 2005, Pathogenics entered into a Securities Purchase Agreement to sell convertible preferred stock in the aggregate principal amount of $275,000, convertible into shares of common stock at a per share conversion price of $0.029. The agreement provided for the sale to take place in four tranches. During the 12 months ended December 31, 2005, Pathogenics issued 5,636 shares of Convertible Preferred Stock for $155,000 cash. The Convertible Preferred Stock has cumulative dividends at 2.5% above the prime rate. The prime rate was 7.25% at December 31, 2005.
During the fourth quarter of 2005, the shareholders of the Convertible Preferred Stock converted 5,636 shares of Convertible Preferred Stock into 5,344,820 shares of Common Stock. There is no Convertible Preferred Stock issued and outstanding at December 31, 2005. The stock purchase agreement was terminated on May 3, 2006.

The Securities Purchase Agreement contains penalties which Pathogenics was required to pay to the purchasers, since Pathogenics did not obtain effectiveness of its registration statement within the time periods provided in the Securities Purchase Agreement. On January 23, 2006, Pathogenics issued 45,862 shares of common stock to each of the five preferred stock purchasers for a total authorized issuance of 229,310 shares of common stock, thus paying in full all liquidated damages due to the Purchasers.

NOTE 4 - COMMON STOCK

On December 16, 1997, the company issued 1,000 common shares in recognition of the $1,000 of formation costs paid by its parent company Vulcan, Inc. (formerly GS Financial Services, Inc.)

On February 8, 2005 Pathogenics increased the number of outstanding common shares from 1,000 to 503,830 in order to effectuate what is generally referred to as a “forward split” on a 503.83 to one basis. The impact of this forward split has been reflected in the accompanying financial statements retroactive to inception.

NOTE 5 - CHORLOQUINE

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

On March 20, 2006, the assignment to First Coventry was revoked. In consideration for all the issued and outstanding shares of First Coventry, Pathogenics issued 689,655 shares of common stock with a value of $20,000 to First Coventry.

NOTE 6 - SUBSEQUENT EVENT

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger with Egenix, Inc. (“Egenix”), a Delaware corporation. The agreement provides that Egenix shall merge with and into Pathogenics and Pathogenics shall become the surviving corporation and shall change its name to Egenix, Inc.