Form 10QSB
period 2006-03-31
Pathogenics, Inc.
filed 2006-08-25
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-123431

PATHOGENICS, INC.
Exact Name of Registrant as Specified in its Charter)

Delaware	2833	43-2078278
(State or Other Jurisdiction of Incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification. No.)

99 Derby Street, Suite 200, Hingham, MA 02043
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code: (781) 556-1090

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,977,960 shares of Common Stock, $0.001 per share, as of August 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$347	$284

TOTAL ASSETS	$347	$284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$349,219	$269,010
Loans payable - related parties	38,346	33,837
TOTAL LIABILITIES	387,565	302,847

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 110,000,000 shares
authorized, 46,977,960 and 46,748,650 shares issued and outstanding	46,978	46,749
Additional paid-in capital	115,572	109,151
Deficit accumulated during the development stage	(549,768)	(458,463)
Total shareholders’ deficit	(387,218)	(302,563)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$347	$284

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months Ended March 31, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through March 31, 2006
(Unaudited)

	2006	2005	Inception Through March 31, 2006

Operating expenses:
General & administrative	$53,699	$12,919	$401,919
Research & development	29,560	4,140	133,790
Total operating expenses	83,259	17,059	535,709

Interest expense	8,046	—	8,046

Net loss	(91,305)	(17,059)	(543,755)

Preferred dividends	—	—	6,013

Net loss attributable to common stockholders	$(91,305)	$(17,059)	$(549,768)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	46,916,811	40,000,000

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through March 31, 2006
(Unaudited)

	2006	2005	Inception Through March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,305)	$(17,059)	$(543,755)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	86,859	6,676	343,206
Stock payable	—	—	6,650

Net Cash Used In Operating Activities	(4,446)	(10,383)	(193,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	4,509	10,459	40,463
Repayments of advances from related parties	—	—	(2,117)
Proceeds from issuance of common stock	—	—	900
Proceeds from issuance of preferred stock	—	—	155,000

Net Cash Provided By Financing Activities	4,509	10,459	194,246

NET CHANGE IN CASH	63	76	347

CASH AT BEGINNING OF PERIOD	284	—	—

CASH AT END OF PERIOD	$347	$76	$347

Supplemental disclosures:
Interest paid	$—	$—	$—
Income tax paid	—	—	—

Non-cash investing and financing transactions:
Issuance of common shares to founders	$—	—	$40,000
Issuance of common shares for recapitalization	—	—	504
Issuance of common shares for liabilities	6,650	—	6,650
Dividends declared and unpaid	—	—	6,013
Conversion of preferred shares to common shares	—	—	155,000

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Pathogenics, Inc. (“Pathogenics”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Pathogenics’ annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in Form 10-KSB have been omitted.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - COMMON STOCK

In January 2006, Pathogenics issued 229,310 shares of common stock with a value of $6,650 for a penalty accrued in 2005 related to the preferred stock.

NOTE 3 - SUBSEQUENT EVENTS

In June 2006, Pathogenics issued 689,655 shares of common stock with a value of $20,000 to our subsidiary, First Coventry, as collateral on the $20,000 note payable. As security for the note payable, Pathogenics assigned the 3,000 shares in First Coventry to the two noteholders in 2005.

The maturity date on the note agreement for $20,000 was extended to November 25, 2006. In consideration for this extension, Pathogenics issued 689,656 shares of common stock with a value of $20,000 on August 1, 2006.

In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our results of operations and financial condition in conjunction with our most recent Annual Report on Form 10-KSB for the year ended December 31, 2005. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements.

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

We currently own the rights to the two following technologies:

•
N-chlorotaurine, a novel anti-microbial agent that has been shown to produce broad spectrum activity against bacteria, fungi, and viruses in preclinical animal models and in small-scale clinical studies for various topical body-cavity infections; and

•
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

OVERVIEW AND PLAN OF OPERATION

The Company was incorporated in Delaware on December 16, 1997, and had no business operations until the date of the Reorganization, February 10, 2005. We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. We currently own the rights to N-chlorotaurine, a novel anti-microbial agent we believe may be useful in the treatment of a variety of diseases, and Chloroquine Diphosphate based formulations we believe may be useful in the treatment of symptoms and arresting the progression of Parkinson’s Disease. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Pathogenics has had no revenues from inception to March 31, 2006 and is a development stage company.

At March 31, 2006, the Company had total assets of $347 (December 31, 2005 - $284), comprised of cash of $347 (December 31, 2005 $284).

The Company’s liabilities at March 31, 2006 totalled $387,565 (December 31, 2005 - $302,847), consisting of $349,219 (December 31, 2005 - $269,010) in accounts payables and accrued liabilities; $38,346 (December 31, 2005 - $33,837) in loans payable to related parties.

The Company had no revenues from inception to March 31, 2006. The Company incurred net loss of $91,305 for the three months ended March 31, 2006 (2005 - $17,059).

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

The Company believes it can satisfy its cash requirements until the end of the fourth quarter of 2006, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as the Company believes it is currently successful in keeping its expenses low while still in the development stage of its technologies. In connection with the Agreement and Plan of Merger with Egenix, management has received $69,545 of the proceeds of the Egenix Warrant Call in June and July 2006, and expects to receive $150,000 of the proceeds of the Bridge Financing to repay and retire certain of the Company’s then outstanding current liabilities in the third quarter 2006, and to receive $100,000 of the proceeds of the Bridge Financing per month commencing in the third quarter 2006 until the Closing, intended to be no later than December 31, 2006.

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

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. The disclosure controls and procedures were not effective due to late filing as a result of lack of resources. After obtaining the appropriate resources, we will be able to file timely.

Changes in internal controls:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1.   LEGAL PROCEEDINGS

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

None

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHOGENICS, INC.
(Registrant)

By:  /s/ Frederic P. Zotos

Frederic P. Zotos, President, CEO and Director

Date:  August 25, 2006

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.