Form 10QSB
period 2006-06-30
Pathogenics, Inc.
filed 2006-08-25
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$17,744	$284

TOTAL ASSETS	$17,744	$284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$407,444	$269,010
Advance from Egenix	53,480	—
Loans payable - related parties	23,823	33,837
TOTAL LIABILITIES	484,747	302,847

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 110,000,000 shares
authorized, 47,667,615 and 46,748,650 shares issued and 46,977,960 and 46,748,650 shares outstanding	47,668	46,749
Additional paid-in capital	134,882	109,151
Treasury stock, 689,655 shares	(20,000)	—
Deficit accumulated during the development stage	(629,553)	(458,463)
Total shareholders’ deficit	(467,003)	(302,563)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,744	$284

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months and Six Months Ended June 30, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through June 30, 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception Through June 30,
	2006	2005	2006	2005	2006

Revenue - license fees	$50,000	$—	$50,000	$—	$50,000

Operating Expenses:
General and administrative	74,703	78,901	128,402	119,298	476,622
Research and development	47,595	67,459	77,155	71,599	181,385
Total Operating Expenses	122,298	146,360	205,557	190,897	658,007

Operating loss	(72,298)	(146,360)	(155,557)	(190,897)	(608,007)

Interest expense	(7,487)	—	(15,533)	—	(15,533)

Net loss	(79,785)	(146,360)	(171,090)	(190,897)	(623,540)

Preferred dividends	—	1,900	—	2,403	6,013

Net loss attributable to common stockholders	$(79,785)	$(148,260)	$(171,090)	$(193,300)	$(629,553)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	46,977,960	41,503,830	46,947,554	41,503,830

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through June 30, 2006
(Unaudited)

	2006	2005	Inception Through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(171,090)	$(190,897)	$(623,540)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	145,084	38,395	408,081

Net Cash Used In Operating Activities	(26,006)	(152,052)	(215,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	5,586	57,088	41,540
Repayments of advances from related parties	(15,600)	—	(17,717)
Advance from Egenix	53,480	—	53,480
Proceeds from issuance of common stock	—	900	900
Proceeds from issuance of preferred stock	—	95,000	155,000

Net Cash Provided By Financing Activities	43,466	152,988	233,203

NET CHANGE IN CASH	17,460	486	17,744

CASH AT BEGINNING OF PERIOD	284	76	—

CASH AT END OF PERIOD	$17,744	$562	$17,744

Supplemental disclosures:
Interest paid	$—	$—	$—
Income tax paid	—	—	—

Non-cash investing and financing transactions:
Issuance of common shares to founders	$—	$—	$40,000
Issuance of common shares for recapitalization	—	504	504
Issuance of common shares for liabilities	6,650	—	6,650
Issuance of common shares to First Coventry for collateral on note payable	20,000	—	20,000
Dividends declared and unpaid	—	2,403	6,013
Conversion of preferred shares to common shares	—	—	155,000

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenue Recognition. Pathogenics recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Milestone payments on license fees are recognized as revenue under long-term contracts upon the occurrence of contract-specified events if those events coincide with the achievement of a substantive element in a multi-element arrangement.

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

NOTE 3 - PROPOSED MERGER

In June 2006, Pathogenics received $53,480 from Egenix, Inc. in connection with the Agreement and Plan of Merger.

NOTE 4 - SUBSEQUENT EVENTS

The maturity date on the note agreement for $20,000 was extended to November 25, 2006. In consideration for this extension, Pathogenics issued 689,656 shares of common stock with a value of $20,000 on August 1, 2006.

In July 2006, Pathogenics received an additional $16,065 from Egenix, Inc. in connection with the Agreement and Plan of Merger.

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

Pathogenics is a development stage company.

At June 30, 2006, the Company had total assets of $17,744 (December 31, 2005 - $284), comprised of cash $17,744 (December 31, 2005 - $284).

The Company’s liabilities at June 30, 2006 totalled $484,747 (December 31, 2005 - $302,847), consisting of $407,444 (December 31, 2005 - $269,010) in accounts payables and accrued liabilities; $23,823 (December 31, 2005 - $33,837) in loans payable to related parties.

The Company revenue of $50,000 from license fees during the three months ended June 30, 2006 and no revenues for the three months ended June 30, 2005. The Company incurred net loss for the period of $79,785 (2005 - $146,360).

The Company revenue of $50,000 from license fees during the six months ended June 30, 2006 and no revenues for the six months ended June 30, 2005. The Company incurred net loss for the period of $171,090 (2005 - $190,897).

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

The Company believes it can satisfy its cash requirements until the end of the fourth quarter of 2006, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as the Company believes it is currently successful in keeping its expenses low while still in the development stage of its technologies. In connection with the Agreement and Plan of Merger with Egenix, management has received $69,545 of the proceeds of the Egenix Warrant Call in June - July 2006, and expects to receive $150,000 of the proceeds of the Bridge Financing to repay and retire certain of the Company’s then outstanding current liabilities in the third quarter 2006, and to receive $100,000 of the proceeds of the Bridge Financing per month commencing in the third quarter 2006 until the Closing, intended to be no later than December 31, 2006.

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

PATHOGENICS, INC.
(Registrant)

By:  /s/ Frederic P Zotos

Frederic P Zotos, President, CEO and Director

Date:  August 25, 2006

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.