Form 10QSB
period 2006-09-30
Pathogenics, Inc.
filed 2006-12-15
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-123431

PATHOGENICS, INC.
(Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,567,616 shares of Common Stock, $0.001 per share, as of November 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PATHOGENICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005 (Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$13,945	$284
Note receivable	90,000	–
Other receivable	8,515	–

TOTAL ASSETS	$112,460	$284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$476,315	$269,010
Advance from Egenix	85,545	–
Loans payable – related parties	25,317	33,837

TOTAL LIABILITIES	587,177	302,847

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 110,000,000 shares
authorized, 49,257,271 and 46,748,650 shares issued and
48,567,616 and 46,748,650 shares outstanding	49,257	46,749
Additional paid-in capital	179,193	109,151
Treasury stock, 689,655 shares	(20,000)	–
Deficit accumulated during the development stage	(683,167)	(458,463)

Total shareholders’ deficit	(474,717)	(302,563)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$112,460	$284

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
Three Months and Nine Months Ended September 30, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through September 30, 2006 (Unaudited)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006		Inception Through September 30,
	2006	2005	2006	2005	2006

Revenue – license fees	$103,830	$–	$153,830	$–	$153,830
Operating Expenses:
General and administrative	125,506	69,071	251,408	188,369	602,128
Research and development	24,011	15,814	103,666	87,413	205,396

Total Operating Expenses	149,517	84,885	356,074	275,782	807,524

Operating loss	(45,687)	(84,885)	(201,244)	(275,782)	(653,694)
Interest expense	(7,927)	–	(23,460)	–	(23,460)

Net loss	(53,614)	(84,885)	(224,704)	(275,782)	(677,154)

Preferred dividends	–	2,118	–	4,521	6,013

Net loss attributable to common
stockholders	$(53,614)	$(87,003)	$(224,704)	$(280,303)	$(683,167)

Basic and diluted net loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common
shares outstanding	47,447,301	41,403,830	47,116,807	41,264,075

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 and
the Period from December 16, 1997 (Inception) Through September 30, 2006

(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(224,704)	$(275,782)	$(677,154)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock issued for extension of debt	20,000	–	20,000
Changes in:
Note receivable issued for license fee	(90,000)	–	(90,000)
Other receivable	7,485	–	7,485
Accounts payable and accrued liabilities	239,855	164,618	502,852

Net Cash Used In Operating Activities	(47,364)	(111,164)	(236,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	7,080	36,040	43,034
Repayments of advances from related parties	(15,600)	–	(17,717)
Advance from Egenix	69,545	–	69,545
Proceeds from issuance of common stock	–	900	900
Proceeds from issuance of preferred stock	–	95,000	155,000

Net Cash Provided By Financing Activities	61,025	131,940	250,762

NET CHANGE IN CASH	13,661	20,776	13,945

CASH AT BEGINNING OF PERIOD	284	76	–

CASH AT END OF PERIOD	$13,945	$20,852	$13,945

Supplemental disclosures:
Interest paid	$–	$–	$–
Income tax paid	–	–	–

Non-cash investing and financing transactions:
Issuance of common shares to founders	$–	$–	$40,000
Issuance of common shares for recapitalization	–	504	504
Issuance of common shares for liabilities	32,550	–	32,550
Issuance of common shares to First Coventry for
collateral on note payable	20,000	–	20,000
Dividends declared and unpaid	–	4,521	6,013
Conversion of preferred shares to common shares	–	–	155,000
Payment by Egenix for legal retainer	16,000	–	16,000

See notes to financial statements.

PATHOGENICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – LOANS PAYABLE – RELATED PARTIES

The maturity date on the note agreement for $20,000 was extended to November 25, 2006. In consideration for this extension, Pathogenics issued 689,656 shares of common stock with a value of $20,000 on August 1, 2006. Pathogenics has not paid any monies under the note and is currently in default.

NOTE 3 – COMMON STOCK

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

In August 2006, Pathogenics issued 689,656 shares of common stock with a value of $20,000 for extension on a note agreement.

In September 2006, Pathogenics issued 900,000 shares of common stock with a value of $25,900 for services rendered by a former officer.

NOTE 4 – PROPOSED MERGER

In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger. In August 2006, Egenix paid $16,000 on behalf of Pathogenics to an attorney for a retainer. Pathogenics received the unused portion of $8,515 from the attorney in October 2006. This amount is shown as an other receivable as of September 30, 2006. On November 28, 2006 Egenix issued Pathogenics a promissory note in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007.

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

At September 30, 2006, the Company had total assets of $112,460 (December 31, 2005 - $284), comprised of cash of $13,945 (December 31, 2005 - $284), note receivable of $90,000 (December 31, 2005 - $0) and other receivable of $8,515 (December 31, 2005 - $0).

The Company’s liabilities at September 30, 2006 totalled $579,177 (December 31, 2005 - $302,847), consisting of $468,315 (December 31, 2005 - $269,010) in accounts payables and accrued liabilities; $85,545 (December 31, 2005 - $0) in advances from Egenix and $25,317 (December 31, 2005 - $33,837) in loans payable to related parties.

The Company’s revenue of $103,830 from license fees during the three months ended September 30, 2006 and no revenues for the three months ended September 30, 2005. The Company incurred net loss for the period of $53,614 (2005 -$84,885).

The Company’s revenue of $153,830 from license fees during the nine months ended September 30, 2006 and no revenues for the nine months ended September 30, 2005. The Company incurred net loss for the period of $224,704 (2005 -$275,782).

The Company is presently operating at a loss. The Company will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation. On April 14, 2006, the Company received $50,000 in cash from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. During June and July 2006, the Company received $69,545 in cash from Egenix, Inc. in connection with the Agreement and Plan of Merger. On September 29, 2006, the Company received a promissory note for $90,000 at an interest rate equal to the prime rate published by the Wall Street Journal with a maturity date of December 31, 2006 from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. On October 2, 2006, the Company received $10,000 in cash from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications.

The Company believes it can satisfy its cash requirements until the end of the first quarter of 2007, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as the Company believes it is currently successful in keeping its expenses low while still in the development stage of its technologies. In connection with the Agreement and Plan of Merger with Egenix, management has received $69,545 of the proceeds of the Egenix Warrant Call in June - July 2006, a promissory note for $140,705 in November 2006, and expects to receive $60,000 of the proceeds of the Bridge Financing per month commencing in the fourth quarter 2006 until the Closing, intended to be no later than March 31, 2007.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.OTHER INFORMATION

NONE.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).
Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K.

     On August 28, 2006, we filed with the SEC a report on Form 8-K stating that, on August 23, 2006, Acuity Pharmaceuticals, Inc., a clinical stage ophthalmic pharmaceutical company, and Pathogenics, Inc. announced publication of preclinical data demonstrating the potential clinical utility of N-Chlorotaurine (NCT) in the treatment of viral conjunctivitis. A copy of a press release announcing the publication was attached thereto.

     On December 4, 2006, we filed with the SEC a report on Form 8-K stating that, on November 28, 2006, we entered into an Amended and Restated Agreement and Plan of Merger with Egenix, Inc. A copy of the Agreement was attached thereto.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHOGENICS, INC.
(Registrant)

By:	/s/ Frederic P Zotos

Frederic P Zotos President, CEO and Director

Date: December 15, 2006