Form 10KSB
period 2006-12-31
Pathogenics, Inc.
filed 2007-03-15
CIK 1320731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  [333-123431]

PATHOGENICS, INC.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-2078278 (IRS Employer Identification No.)

99 Derby Street, Suite 200, Hingham, MA 02043
(Address of principal executive offices, including zip code)

(781) 556-1090
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X   No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

The issuer’s revenues for the fiscal year ended December 31, 2006 were $153,830.

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 12, 2007 was $956,761. There is no public market for the issuer’s common stock and, for the purposes of the foregoing calculation, the issuer has assumed a market value of $ 0.10 per share of common stock.

As of March 12, 2007 there were 49,567,615 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

i

References to the “Company,” “Pathogenics,” the “Registrant,” “we,” “us,” “our” or in this Annual Report on Form 10-KSB refer to Pathogenics, Inc., a Delaware corporation.

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, clinical programs, future achievements and other statements that are not historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Readers of this Annual Report on Form 10-KSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-KSB was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed under the heading “Risk Factors” following “Item 1. Description of Business,” and in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation” of this Annual Report on Form 10-KSB. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-KSB or documents incorporated by reference herein that include forward-looking statements

ii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. Pathogenics does not initiate any in-house research or development programs but instead outsources as many activities as possible, thereby minimizing fixed costs and maximizing development flexibility. We believe that this business model allows a flexible approach to partnering during the development process.

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

We are primarily focused on developing these two technologies. Our core business strategy is to add value to our technologies by developing them up to the point they demonstrate efficacy in small-scale clinical trials and we obtain US Food & Drug Administration (“FDA”) approval of an Investigational New Drug (“IND”) application. We then plan to license them out to larger pharmaceutical companies for FDA approved larger-scale clinical efficacy trials (Phase I, II and III trials), FDA New Drug Application (“NDA”), and sales and marketing, in return for upfront and milestone payments and royalties. To date, neither product candidate has completed the pre-clinical development necessary to support an FDA IND application which is required to conduct FDA approved clinical trials. Furthermore, Pathogenics has out-licensed only one product to date, and we have only recently received any commercial revenues.

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

Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of any of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. We hope to obtain means of financing our operations through debt and/or equity financing in connection with a proposed merger with Egenix, Inc. and will continue to seek funding through various sources, including the sale of our securities, collaborative arrangements with third parties and other strategic alliances and business transactions.

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

Agreement and Plan of Merger with Egenix, Inc.

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Egenix, Inc. (“Egenix”), a Delaware corporation, and subsequently amended on November 28, 2006. The Merger Agreement provides that Egenix shall merge with and into Pathogenics (the "Merger") and Pathogenics shall become the surviving corporation (the “Surviving Corporation") and shall change its name to Egenix, Inc.

Upon the effectiveness of the Merger, all of the outstanding capital stock of Egenix will be converted into capital stock of Surviving Corporation (the "Surviving Corporation Capital Stock") on a one-for-one basis. The Surviving Corporation will assume all outstanding options, warrants and rights to purchase shares of capital stock of Egenix. Pending consummation of the Merger, Pathogenics shall use commercially reasonable efforts to register the Common Stock of Surviving Corporation (the “Surviving Corporation Common Stock”) issued in the Merger pursuant to the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement filed with and declared effective by Securities and Exchange Commission (the “SEC”) and either to effect (i) a listing of the Surviving Corporation Common Stock on the American Stock Exchange (the "Exchange") or (ii) the continuing quotation of the Surviving Corporation Common Stock on the “Bulletin Board” and to prepare a disclosure statement containing the necessary information to comply with Rule 15(c)2(11) promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, and file such forms with one or more firms who are members of the National Association of Securities Dealers, Inc. (the “NASD”) and with the NASD as are necessary to effect the foregoing. The shares of preferred stock of the Surviving Corporation issued pursuant to the Merger into which shares of preferred stock of Egenix have been converted will be “restricted securities” within the meaning of the Securities Act.

Immediately prior to the Effective Date, Pathogenics shall effect a reverse split (the “Reverse Split”) of its outstanding capital stock such that the number of shares of Pathogenics Common Stock outstanding immediately prior to the Effective Time shall equal six percent (6%) of the issued and outstanding shares of Common Stock and common equivalents of the Surviving Corporation outstanding immediately after the effectiveness of the Merger after giving effect to any shares, or rights to acquire shares including warrants, issued as a part of or in connection with any financings (Bridge Financing, PIPE, etc.) contemplated in connection with the Merger, any shares of common stock underlying the Series A preferred stock and all convertible debt on an as converted to common stock basis, but not including options or warrants to acquire shares of Egenix capital stock that were not issued as a part of or in connection with any financings contemplated in connection with the Merger and are outstanding immediately prior to the Effective Date. The parties hereto agree that any convertible debt incurred by Egenix from its affiliates from and after May 4, 2006 will be converted, if at all, at a price of not less than $2.00 per share of Egenix Common Stock, or common stock equivalent, or Surviving Corporation Common Stock, or common stock equivalent, as the case may be.

Ratification of this Agreement by a majority of the stockholders of Pathogenics shall be a condition to closing of this Agreement as shall approval of an amendment to the Certificate of Incorporation of Pathogenics to approve the Reverse Split which shall be effective immediately prior to the Effective Date. In the alternative, this Agreement may be approved by the written consent of the persons holding a majority of the votes represented by shares of Pathogenics Common Stock entitled to vote thereon.

Ratification of this Agreement by a majority of the stockholders of Egenix shall be a condition to closing of this Agreement. In the alternative, this Agreement may be approved by the written consent of the persons holding a majority of the votes represented by shares of Egenix Common Stock and Preferred Stock entitled to vote thereon.

The Closing of this transaction shall be held at such date place and time on the Effective Date which presently is intended to be not later than March 31, 2007.

Technologies

N-Chlorotaurine

Pursuant the March 29, 2006 license agreement with Dr. Waldemar Gottardi and Dr. Markus Nagl, Pathogenics owns rights to N-Chlorotaurine, a chemical substance produced within the body by white blood cells during an inflammatory reaction. N-chlorotaurine is known to play an important role in the part of the immune system that helps ward of infection and disease because of its antimicrobial properties against a broad spectrum of microorganisms and immune regulatory functions. N-chlorotaurine was initially developed by researchers at the University Hospital of Innsbruck and the Institute of Hygiene and Social Medicine, Leopold-Franzens-University of Innsbruck, Austria.

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
.
The clinical trials conducted by the researchers to date have proved N-chlorotaurine’s tolerability on the skin and mucous membranes and have demonstrated initial signs of efficacy in:

o	outer ear infections;
o	infected leg ulcers;
o	eye infections; and
o	inflammation of the sinuses caused by infections

Potential Market for N-chlorotaurine

We believe that there are solid commercial justifications for pursuing new antimicrobial treatments because:

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

Research and Development of N-chlorotaurine

All of the research and development which has been completed on N-chlorotaurine has been completed by the researchers in Austria. Since October 2001, the following research and development works have been completed and published by the researchers:

(1)	The impact of N-chlorotaurine on the Candida virus (2002);
(2)	Explanation of the chemical properties of N-chlorotaurine and how it is a key compound in the human defense system to infections (2002);
(3)	Comparison of N-chlorotaurine with another treatment - chloramine T - for the treatment of infected leg ulcers (2003);
(4)	Study of influence of N-chlorotaurine on nasal mucous (2003);
(5)	Application of N-chlorotaurine to sinus infections complicated by immune suppression (2003);
(6)	Down-regulatory effect of N-chlorotaurine (2004);
(7)	Tolerability of N-chlorotaurine shown in the middle ear of a guinea pig (2004);
(8)	Efficacy and tolerability of N-chlorotaurine in treating Otitis Externa (“swimmers ear”) (2004)
(9)	Chlorine Covers on Living Bacteria: The Initial Step in Antimicrobial Action of Active Chlorine Compounds (2005);
(10)	Tolerability and efficacy of N-chlorotaurine in epidemic keratoconjunctivitis (“pink eye”) (2005);
(11)	Tolerability of N-chlorotaurine in chronic rhinosinusitis applied via yamik catheter (2005);
(12)	Protein sites of attack of N-Chlorotaurine in Escheria coli (2006); and
(13)	N-Chlorotaurine is an effective antiviral agent against adenovirus in vitro and in the Ad5/NZW rabbit ocular model (2006).

We believe that most, if not all, of the pre-clinical studies conducted by the researchers should be admissible to the FDA to support the filing of Pathogenics’ IND application on N-chlorotaurine. Nonetheless, we believe it may be necessary for it to conduct further preclinical studies, including formulation and toxicology studies, in order to complete an IND application on N-chlorotaurine. Although the researchers are under no contractual obligation to permit us to use their pre-existing research in support of our IND application, we have no reason to believe they would deny our use of this research as the researchers stand to benefit from our IND application. In the event that the researchers do not permit us to use their pre-existing research in support of our IND application, we will have to duplicate it at substantial and unknown additional cost of time and expense, which amounts we do not currently have.

All the clinical trials conducted to date by the researchers were conducted according to Good Clinical Practice (“GCP”) guidelines under the approval of the University of Innsbruck Ethics Committee and Austrian Ministry of Health and Women. GCP guidelines are internationally accepted (including the USA) ethical and scientific quality standards for designing, conducting, recording, monitoring, auditing, recording, analyzing and reporting clinical trials that involve the participation of human subjects. Compliance with these standards provides public assurance that the rights, safety, and well-being of trial subjects are protected, and that the clinical trial data are credible. Although the clinical trials to date have been conducted according to GCP guidelines, they have not been conducted under the auspices of an FDA approved IND application and as a result, these clinical studies may have to be reproduced under an FDA approved IND before they can be submitted to the FDA as part of an NDA application for any particular indication.

The researchers themselves have primarily funded their research work on N-chlorotaurine at limited cost to Pathogenics (performing medical research on promising compounds like N-chlorotaurine is part of their job responsibilities as research faculty at the University on Innsbruck). Additionally, €423,859 (approximately US $559,049 as of March 12, 2007) of philanthropic medical research grant assistance has been provided and/or awarded to the researchers by the Austrian Science Foundation and the Jubilee Fund of the Austrian National Bank from 1997 - present (€98,399 from ’97-’99 (approximately US $129,778 as of March 12, 2007); €1,400 from ’97-’98 (approximately US $1,846 as of March 12, 2007); €27,761 from ’00-’01 (approximately US $36,313 as of March 12, 2007); €87,230 from ’01-’04 (approximately US $115,048 as of March 12, 2007); and €160,000 from ’07-’08 (approximately US $211,016 as of March 12, 2007)). The researchers continue to apply for research grants from philanthropic organizations, but there can be no assurance they will receive additional grants in the future.

While Pathogenics is under no contractual obligation to provide current or future research support to the researchers, it believes the researchers’ ongoing research of N-chlorotaurine contributes to further the scientific development of N-chlorotaurine as an effective human topical medication. Accordingly, the researchers have requested, and our management has indicated their intention to provide the researchers funding to partially support their ongoing research on N-chlorotaurine, through debt and/or equity financing in connection with the Merger, if available after paying off our then liabilities. The planned clinical studies in progress are focused on obtaining additional safety and efficacy data on N-chlorotaurine as well as to further define optimal dosing parameters for future large-scale clinical studies in several topical body cavity infections.

On April 13, 2006, Pathogenics entered into a patent license agreement with Acuity Pharmaceuticals, Inc. (“Acuity”), a Delaware corporation. As part of the license agreement, Acuity gains exclusive worldwide development and commercialization rights to N-Chlorotaurine, or NCT, a novel anti-infective compound for the treatment of ophthalmic diseases and infections, such as viral conjunctivitis, bacterial conjunctivitis and herpetic keratitis. Acuity is now responsible for clinical development, regulatory activities and commercialization of this compound in ophthalmic indications. Acuity is contractually obligated to provide Pathogenics with any data generated in the course of such activities and all applications and data submitted to any regulatory agency (e.g. the FDA or EMEA), and Pathogenics has non-exclusive rights to this information for research and development activities outside the ophthalmic indications. Pathogenics retains the exclusive worldwide rights to NCT for all indications other than ophthalmic applications. As consideration for the license agreement, Acuity paid Pathogenics an up-front licensing fee, and is obligated to pay minimum annual license fees, as well as potentially multiple millions of dollars worth of development milestones and royalties.

In the fourth quarter of 2006, Pathogenics completed an open label phase 1 study with 13 healthy volunteers studied the safety of the new N-Chlorotaurine formulation for the treatment of viral conjunctivitis. The N-Chlorotaurine formulation proved to be safe and well tolerated with no indication of ocular toxicity or sever adverse events. Pathogenics and Acuity jointly concluded that the results of the trial support further development of the compound.

Because of N-chlorotaurine’s demonstrated safety profile and broad spectrum activity established in preclinical and clinical studies conducted by the researchers to date, Pathogenics plans on continuing the development of N-chlorotaurine as a topical agent for the treatment of several body cavity infections.

Pathogenics plans to prepare and file an IND application with the FDA and reproduce some or all of these trials under FDA approval in an effort to gain FDA approval for N-chlorotaurine in the United States, of which Pathogenics can provide no assurance. As part of the development plan, Pathogenics plans on conducting further preclinical studies, including formulation studies, to support the filing of Pathogenics’ IND application on N-chlorotaurine. Once we begin the IND support studies, we anticipate them taking approximately 24 months to complete, at a total direct cost of approximately $400,000. We plan to raise the $400,000 to fund this program through debt and/or equity financing in connection with the Merger, which may have a dilutive effect on our then shareholders, and which we can give no assurance will be raised. We intend to start this development program once we receive all, or a significant portion of these additional funds. Assuming that there are no unusual findings during the balance of the IND support studies and that we raise sufficient funds, we will proceed to file the IND.

Pathogenics plans to use the information put together for the IND, if funding permits its completion, to show the potential value of N-chlorotaurine to larger pharmaceutical companies. During this process, we intend to license the N-chlorotaurine patents to additional larger pharmaceutical companies for FDA approved clinical trials (Phase I, II and III trials), FDA New Drug Approval (“NDA”), and sales and marketing in return for upfront and milestone payments and royalties (the FDA approval process is described below in further detail under the subheading “Need for Government Approval” later in this section). Pathogenics intends for any present and future licensee to first obtain regulatory approval in the US, and thereafter seek regulatory approval outside the US in as many countries as deemed economically justifiable.

Chloroquine Diphosphate

Pursuant the May 25, 2005 license agreement with Alpha Research Group, Inc. (“Alpha”) and Jodi A. Nelson, Pathogenics owns rights to novel derivatives and formulations of Chloroquine Diphosphate for the treatment of Parkinson’s disease and as an agent to reduce the debilitating side effects caused by current Parkinsonian drug therapies. Additionally, although Pathogenics hopes to develop these products in the future, it has not paid for any research and/or development on Chloroquine Diphosphate to date, and is not currently involved in any developmental activities regarding this compound.

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

 Pathogenics plans on further developing novel therapies based upon Alpha’s intellectual property for the application of Parkinson’s disease, levodopa induced dyskinesias and other debilitating neurological disorders. As part of the development plan, Pathogenics plans on conducting further preclinical studies, including formulation and efficacy studies in rodent and non-human primate models for Parkinson’s disease, to support the filing of Pathogenics’ IND application. Following the IND approval, we intend to undertake and complete Federal Drug Administration approved Phase I and II clinical trials. Assuming we begin the development program studies, we anticipate it taking approximately 30 months to complete such studies, at a total direct cost of approximately $2,000,000. We plan to raise the $2,000,000 through debt and/or equity financing in connection with the Merger. We intend to start this development program once we receive all, or a significant portion of these additional funds. Assuming that there are no unusual findings during the balance of the development program studies and that we raise sufficient additional funds to begin and complete such studies, we plan to proceed to complete the studies through a Phase II clinical trial.

Pathogenics will use the clinical trail data to show the potential value of Chloroquine Diphosphate to larger pharmaceutical companies. Following the completion of Phase II trial, we intend to license the Chloroquine Diphosphate patents to larger pharmaceutical companies for Federal Drug Administration approved Phase III clinical trials, to seek FDA approval, and sales and marketing in return for upfront and milestone payments and royalties (the FDA approval process is described below in further detail under the subheading “Need for Government Approval”). Pathogenics intends any future licensee to first obtain regulatory approval in the US, and thereafter seek regulatory approval outside the US in as many countries as deemed economically justifiable by the future licensee.

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

Employees

Pathogenics has one (1) employee, Frederic P. Zotos, our Chief Executive Officer, who works for Pathogenics on a full-time basis. Michael Ferrari, our Vice President, consults for Pathogenics on a part-time basis. All of our research is conducted by N-chlorotaurine’s inventors in Austria and/or outsourced to private research contractors, and there is currently no research being done on Chloroquine Diphosphate. Moving forward, Pathogenics anticipates most of the European clinical work to continue to be conducted by the Austrian inventors, with the majority of the U.S. Food and Drug Administration clinical work to be conducted by Pathogenics and American clinical research contractors.

Competition

Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market pharmaceuticals is intense and is only expected to increase. Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory, and marketing resources and experience than Pathogenics. If Pathogenics is able to bring N-chlorotaurine and/or Chloroquine Diphosphate to the marketplace, of which there can be no assurance, Pathogenics will face product competition from firms in the United States, Europe, Canada, Australia, and elsewhere. Additionally, some of Pathogenics’ competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development to create products with similar features as N-chlorotaurine and/or Chloroquine Diphosphate.

We believe that there are solid commercial justifications for pursuing a new antimicrobial treatment such as N-chlorotaurine. Current treatments for sinus infections include antibiotics such as Amoxil, Avelox, Bactrim, Tequin, or cephalosporin. Additionally, Factive, a new antibiotic developed by Oscient Pharmaceuticals, is currently in Phase III clinical trial for the treatment of acute bacterial sinusitis (sinus infections). Current treatment for ear infections consists of antibiotics, including such drugs as ampicillin, amoxicillin, erythromycin, one of the cephalosporin antibiotics, Floxin Otic, or the combination drug trimethoprim/sulfamethoxazole (Bactrim). However, antibiotic resistance has emerged as a major public health threat, prompting the U.S. Centers for Disease Control and Prevention and the U.S. FDA to campaign against overuse of the medications. Therefore, we believe that there is currently a strong need for the development of novel broad spectrum antimicrobial agents that do not promote the development of drug resistance. We believe that N-chlorotaurine has the potential to meet the needs of these markets.

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

To our knowledge, other drugs being developed for the treatment of levodopa induced dyskinesias include Fipamaezole and Sarizotan. Fipamaezole is being developed by Juvantia Pharma and has completed a phase II clinical trial in 2004. Sarizotan is being developed by EMD Pharmaceuticals and is in Phase III clinical trials. We believe however that the disease currently lacks a treatment that is safe and effective for most patient groups, and that Chloroquine Diphosphate has the potential to meet the needs of this market.

Patents, Trademarks and Licenses

License Agreement for Patent Rights In Connection with N-Chlorotaurine

Pathogenics holds rights under a license agreement entered into March 29, 2006 (replacing the previous license agreement of October 18, 2001) with Dr. Waldemar Gottardi and Dr. Markus Nagl, to worldwide exclusive license patent rights in connection with patents relating to N-Chlorotaurine and any technology relating to those patent rights or improvements.

Under the license, Pathogenics must pay the licensors jointly and severally during the term of the license (described below), a total royalty of 4% of the gross sales of all licensed products sold by Pathogenics in connection with the patents rights, a total of 20% of any payments which Pathogenics receives from any sublicenses, a one-time payment of $100,000, payable upon the first-time issuance of the first patent of each patent family for a licensed product or licensed process, a one-time payment of $250,000 payable upon successful completion of a Phase III clinical trial for each licensed product or licensed process, and a one-time milestone payment of $1,000,000 payable upon receiving new drug approval for each licensed product or licensed process. Pathogenics has yet to gain approval for any products based on N-chlorotaurine. When due, all of the payments required under the license are payable by Pathogenics in cash or in shares of our registered Common Stock. Additionally, Pathogenics must maintain the patents covered under the license and provide reports to the licensors within 60 days after June 30 and December 31, setting forth the amount of licensed products sold, net proceeds and royalties due. The license will remain in effect until a) the patents expire, or b) Pathogenics ceases selling any products in connection with the license, revokes all sublicenses, gives notice to the licensors of its intent to terminate the license, and tenders payments of all royalties, and c) in the event that Pathogenics remains more than 60 days in arrears in payment of royalties or expenses due pursuant to the license. In connection with the license agreement for N-Chlorotaurine, Pathogenics paid the licensors $10,000 in cash and 999,999 shares of registered common stock in 2006, and $20,000 in January of 2007.

Under the license, Pathogenics agreed to indemnify the licensors, heirs and their assigns against any liability, damage, loss or expenses incurred in connection with claims, suits, actions, demands or judgments arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to any right or license granted under the license.

All the following patents and patent applications covering N-chlorotaurine are either exclusively licensed or assigned to Pathogenics by their inventors.

Pathogenics has one issued European patent and currently pending four German patent applications, two Patent Cooperation Treaty (“PCT”) applications, an international treaty currently signed by 112 contracting countries (including the US) that provides a mechanism by which a person can file a single patent application that, when certain requirements have been fulfilled, is equivalent to a regular national patent application in each of the designated contracting countries, and one US patent application pending, which Pathogenics can provide no assurance will be granted, which cover the use of N-chlorotaurine for the treatment of chronic sinus infections, for treating oozing tissue deficiencies (e.g. outer ear infections, infected skin ulcers) and its use as a fungicidal agent and against protozoa, as well as an improved therapeutic formulation for the treatment of conjunctivitis (“pink eye”). All of the patent applications listed below are pending and Pathogenics is awaiting responses from the respective patent offices.

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

License Agreement for N-Chlorotaurine for Ophthalmic Indications with Acuity Pharmaceuticals, Inc.

On April 13, 2006, Pathogenics entered into a patent license agreement with Acuity Pharmaceuticals, Inc., a Delaware corporation (“Acuity”). As part of the license agreement, Acuity gains exclusive worldwide development and commercialization rights to N-Chlorotaurine, or NCT, a novel anti-infective compound for the treatment of ophthalmic diseases and infections, such as viral conjunctivitis, bacterial conjunctivitis and herpetic keratitis. Acuity is now responsible for clinical development, regulatory activities and commercialization of this compound in ophthalmic indications. Pathogenics retains the exclusive worldwide rights to NCT for all indications other than ophthalmic applications. As consideration for the license agreement, Acuity paid Pathogenics an up-front licensing fee, and is obligated to pay minimum annual license fees, as well as potentially multiple millions of dollars worth of development milestones and royalties. Acuity paid Pathogenics $153,830 in 2006 in connection with the license agreement for N-Chlorotaurine for ophthalmic indications.

Pathogenics engaged the services of Qualified Ventures, LLC (“QV”) on February 17, 2006 as a consultant in connection with the patent license agreement with Acuity Pharmaceuticals, Inc. In the capacity as a consultant, QV introduced Pathogenics to Acuity. In consideration for such efforts and services, Pathogenics must pay QV a fee equal to a percentage of the amount of the total consideration paid by Acuity to Pathogenics, its employees, former or current equity holders in connection with the license agreement according to the following formula: (1) Five percent (5%) of the first $1,000,000 received; (2) Four percent (4%) of the second $1,000,000 received; (3) Three percent (3%) of the third $1,000,000 received; (4) Two percent (2%) of the fourth $1,000,000 received; and (5) One percent (1%) of any amount received thereafter. Pathogenics paid QV $2,500 in 2006, and $5,000 in January of 2007 as a consultant in connection with the patent license agreement with Acuity Pharmaceuticals, Inc.

License Agreement for Chloroquine

On May 25, 2005, Pathogenics entered into an exclusive license agreement with Alpha Research Group, LLC, a Nevada limited liability corporation (“Alpha”) and Jodi A. Nelson (“Nelson”). In connection with the exclusive license agreement, Pathogenics paid Alpha $20,000 which was loaned to Pathogenics by William Mackey and William L. Sklar, a Director of Pathogenics (as described in further detail below), and agreed to provide sufficient funding for the protection and continued clinical development of products stemming from certain patents in connection with the novel therapeutic use or formation of Chloroquine Diphosphate and any of its derivatives.

Under the exclusive license agreement, Pathogenics agreed to pay Alpha 4% of the net sales of Chloroquine Diphosphate in each country that Chloroquine Diphosphate is sold, if Pathogenics uses the licensing rights obtained in connection with the exclusive license agreement to sell Chloroquine Diphosphate, beginning on the date that Chloroquine Diphosphate is commercially sold. Additionally, Pathogenics agreed to pay Alpha (a) $100,000 payable in cash or registered stock of Pathogenics upon the successful completion of a phase II clinical trial for each product derived in connection with the patent rights for Chloroquine Diphosphate, (b) $250,000 payable in cash or registered stock of Pathogenics upon the successful completion of each phase III clinical trial for each product derived in connection with the patent rights for Chloroquine Diphosphate, and (c) $1,000,000 payable in cash or registered stock of Pathogenics upon the receipt of each new drug approval for each product derived in connection with the patent rights for Chloroquine Diphosphate. The term of the exclusive license agreement is until the expiration of the last patent right associated with Chloroquine Diphosphate under the exclusive license agreement, upon 30 days written notice from Pathogenics to Alpha, or for cause. Pathogenics has not paid Alpha any monies under the exclusive license agreement, as Chloroquine Diphosphate is still in the research and development stage.

On May 9, 2006, Pathogenics received a notice of termination of the license agreement executed on May 25, 2005, between Alpha, Nelson and Pathogenics. We believe in good faith that the notice of termination is entirely ineffective, that the license agreement has not been terminated and remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. Pathogenics has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position.

On May 25, 2005, Pathogenics entered into an assignment agreement with First Coventry Corporation, which was incorporated under the laws of Delaware on May 24, 2005 (“First Coventry”), to assign the license agreement which Pathogenics received previously from Alpha to First Coventry in return for all the issued and outstanding shares of First Coventry. This made First Coventry a wholly-owned subsidiary of Pathogenics. On June 1, 2005, First Coventry entered into an indemnification agreement with Frederic P. Zotos, our Chief Executive Officer and Director, to indemnify Mr. Zotos against personal liability in connection with the advancing of expenses to First Coventry and/or any liability Mr. Zotos may have as a result of being the sole Director, President, Chief Executive Officer, Secretary and Treasurer of First Coventry.

On May 25, 2005, William K. Mackey and William L. Sklar, a Director of Pathogenics, entered into a note and security agreement with Pathogenics. Under the note and security agreement, Mr. Mackey and Mr. Sklar loaned Pathogenics $20,000. Mr. Mackey and Mr. Sklar immediately paid to Alpha the $20,000 upon signing the note and security agreement in connection with the exclusive license agreement, discussed above. Until the date due, the amount outstanding bears interest calculated at the rate of 8% per year. The note was secured by 3,000 shares of First Coventry Corporation, our wholly-owned Delaware subsidiary. The $20,000 note was originally due within ninety (90) days of the date of the note and security agreement was entered into, or August 23, 2005; however on August 1, 2005, Pathogenics entered into an amended agreement with Mr. Sklar and Mr. Mackey, whereby the due date of the note was extended to one hundred and five (105) days from the date the note and security agreement was entered into, or September 7, 2005; and on August 19, 2005, Pathogenics entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and twenty days from the date of the note and security agreement, or September 22, 2005; and on September 21, 2005, Pathogenics entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and thirty-five days from the date of the note and security agreement, or October 7, 2005; and on November 8, 2005, Pathogenics entered into another amended agreement with Mr. Sklar and Mr. Mackey, whereby they agreed to extend the due date of the note for one hundred and eighty-four days from the date of the note and security agreement, or November 25, 2005. The maturity date on the note agreement was extended to November 25, 2006. In consideration for this extension, Pathogenics issued 689,656 shares of common stock with a value of $20,000 on August 1, 2006. Pathogenics repaid the note in January 2007.

On March 20, 2006, Pathogenics and First Coventry mutually revoked (retroactively effective as of June 1, 2005) the assignment agreement with First Coventry previously entered into on May 25, 2005, to assign the license agreement which Pathogenics received previously from Alpha to First Coventry in return for all the issued and outstanding shares of First Coventry. In consideration for all the issued and outstanding shares of First Coventry, Pathogenics agreed to instruct its transfer agent on June 1, 2006, to issue First Coventry $20,000 worth of its common stock, the value of which is attributed by the parties to be $0.029 per share on June 1, 2005, for a total of 689,655 shares of our common stock, together with an appropriate instruction and opinion of counsel directing the delivery of these shares of common stock without any restrictive legends pursuant to Rule 144 under the 1933 Act. In further consideration, First Coventry allowed Pathogenics to grant of a security interest in the Shares in accordance with the terms of the Note and Security Agreement, and allow their unrestricted assignment or transfer in the event of Pathogenics’ default thereon.

Additionally, on May 25, 2005, Pathogenics entered into a consultancy agreement with Jodi A. Nelson (“Nelson”). The consultancy agreement calls for Nelson to provide consulting services to Pathogenics in connection with the therapeutic use and formulation of Chloroquine and its derivatives or analogs. Pathogenics agreed to pay Nelson $3,000 per month, for Nelson’s first forty (40) hours of work per month and $75 per hour thereafter and reimburse Nelson for pre-approved business expenses in current in connection with the consulting services rendered to Pathogenics. Pathogenics paid Nelson the first month’s retainer of $3,000 upon execution of the consultancy agreement, and is deferred and accrued subsequent payments in accordance with the consultancy agreement until our stock registration statement was declared effective by the SEC on October 6, 2005. The consultancy agreement included a confidentiality provision, whereby Nelson agreed not to disclose Pathogenics’ confidential information other than in connection with the consulting services. The consultancy agreement is for a period of one (1) year from the date of the agreement and is renewable upon written agreement of the parties. The consultancy agreement may be terminated by either party at any time upon one (1) month prior written notice. Pathogenics paid Nelson $15,000 in 2005 in connection with the consulting agreement, and currently owes Nelson $18,000 in unpaid consulting fees. We plan to pay these consulting fees through debt and/or equity financing in connection with the Merger.

Pathogenics obtained the worldwide exclusive rights to the following patent and patent applications in connection with Chloroquine Diphosphate, pursuant to the licensing agreement entered into between Pathogenics, Alpha and Nelson:

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

Additionally, Pathogenics plans to support ongoing clinical studies of Chloroquine Diphosphate, if Pathogenics can raise additional financing.

Confidentiality Agreements

Pathogenics has each company and consultant with whom we consult in connection with N-chlorotaurine and Chloroquine Diphosphate sign a Confidentiality Agreement (“Confidentiality Agreement”). Each Confidentiality Agreement calls for the party receiving the confidential information to refrain from disclosing our confidential information to anyone and to take all steps necessary to prevent the disclosure of our confidential information. Each Confidentiality Agreement is valid for the term of Five (5) years from the date entered into.

Need for Government Approval

Pathogenics or its future licensee will need to obtain U.S. Food and Drug Administration (“FDA”), regulatory approval before it is able to market N-chlorotaurine or Chloroquine Diphosphate commercially in the US.

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

6.	The pre-NDA period, just before a new drug application, or NDA, is submitted.

A common time for the FDA and drug sponsors to meet.

7.
Submission of a new drug application is the formal step asking the FDA to consider a drug for marketing approval. Following the completion of all three phases of clinical trials, the sponsor analyzes all of the data and files an NDA with FDA if the data successfully demonstrate the safety and effectiveness of the drug. The NDA must contain all of the scientific information that the sponsor has gathered. NDA's are typically 100,000 pages or more. By law, the FDA is allowed six months to review an NDA, however in almost all cases, the period between the first submission of an NDA and final FDA approval exceeds that limit.

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

Risk Factors

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in Pathogenics, Inc. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. Our business is subject to many risk factors, including the following. The Financial Information presented throughout this annual report is taken from our audited financial statements, provided under the heading “Financial Statements,” unless otherwise stated.

Risks Related to Our Financial Condition

We May Not be Able to Continue Our Business Operations Unless We Raise Additional Financing.

We are a biopharmaceutical company that has out-licensed only one product to date, and we have only recently received limited commercial revenues have generated no profits to date. We depend to a great degree on the ability to attract external financing in order to develop our patent rights in connection with N-Chlorotaurine and to develop therapeutic uses for Chloroquine Diphosphate. We anticipate the need for approximately $2,400,000 in additional financing to perform research and development on N-chlorotaurine and Chloroquine Diphosphate and obtain FDA approval of an IND for each drug. We had $228,564 of total assets, $639,696 of liabilities and total shareholders deficit of $411,132 as of December 31, 2006. Currently, we believe it will have enough money to continue its business operations until the end of the fourth quarter of 2007, assuming Egenix provides funding as it is required to pursuant to the Agreement and Plan of Merger. However, there is a risk that the Merger will not be consummated and/or that we will not be able to meet our current and future liabilities and remain in operation until we are able to receive additional money in connection with the Merger. Additionally, there is a risk that the money we receive as a result of the Merger will not be enough to pay our future obligations. Finally, there is a risk that Egenix does not provide funds in accordance with the Agreement and Plan of Merger, even though it is obligated to. If this were to happen, Pathogenics would have a breach of contract claim against Egenix, which Pathogenics would likely litigate. If any of these things were to happen, it could force Pathogenics to suspend or abandon its business operations while Pathogenics is in litigation, suspend or abandon the development of N-chlorotaurine and/or suspend or abandon our business plan, which could lead to any investment in Pathogenics being lost.

We May Not Be Able to Meet Our Current and Future Liabilities and Remain in Operation Until We Receive The Money In Connection With the Merger.

Pathogenics had $86,686 of cash at December 31, 2006, and $639,696 for current liabilities. Pathogenics had negative working capital of $411,132 at December 31, 2006. We believe it will be able to remain in operation until the end of the fourth quarter of 2007, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as we believe it is currently successful in keeping its expenses low while still in the beginning stage of its technologies. If Pathogenics is delayed in raising that money, as a result of Pathogenics not consummating the Merger, or for any other reason, Pathogenics could be forced to abandon or curtail its planned research and development activities, and/or abandon or curtail its operations, and any investment in Pathogenics could be lost.

There is Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company has only recently generated limited revenues since our change in business focus to a biopharmaceutical company focused on high value-added pharmaceutical clinical development and we have incurred substantial losses. These factors indicate that Pathogenics may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing. Currently, our management believes that it will be able to continue as a going concern, due to the fact that Egenix is required to provide funding pursuant to the Agreement and Plan of Merger, and because Pathogenics is not required pay the N-chlorotaurine or Chloroquine Diphosphate researchers any royalties until Pathogenics is able to commercially market any products based on N-chlorotaurine or Chloroquine Diphosphate. However, if Pathogenics is not able to continue as a going concern, any investment in Pathogenics could become worthless.

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

We Have a Poor Financial Position and If We Do Not Generate Revenues, We May Be Forced to Abandon Our Business Plan.

Our Company currently has a poor financial position. We have only recently generated limited revenues but we have not yet obtained any of the government approval we will require for N-Chlorotaurine or Chloroquine. There is a possibility we will never obtain government approval from the FDA and the European Medicines Agency (“EMEA”) and we will therefore not generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to abandon its business plan and any investment in Pathogenics could become worthless.

Our Industry Is Competitive and As Such Competitive Pressures Could Prevent Us From Obtaining Profits, Forcing Us to Abandon or Curtail Our Business Plan and Possibly Liquidate Our Assets.

One of the main factors in determining in whether Pathogenics will be able to realize any profits and/or be able to continue its business plan will be whether or not Pathogenics is able to successfully compete in the biopharmaceutical industry. The biopharmaceutical industry is highly competitive and Pathogenics may be competing against companies with greater resources and more experience in the biopharmaceutical industry. If Pathogenics is unable to compete in the marketplace and fails to generate any profits, Pathogenics may be forced to liquidate its assets and any investment in our Company could be lost.

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

We Will Need Government Approval Before We Will Be Able to Market N-Chlorotaurine, Chloroquine or Other Technologies Pathogenics May Choose to Develop In the Future, and If We Are Unable to Obtain Government Approval, We May Be Forced To Abandon N-chlorotaurine as a Commercial Product, Which May Force Pathogenics to Cease Business Operations.

Pathogenics will need to have U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMEA”) approval, and/or may need other state and national regulatory approval before it is able to market N-Chlorotaurine and/or Chloroquine Diphosphate commercially, assuming that Pathogenics is able to commercially produce N-chlorotaurine and/or Chloroquine Diphosphate. Pathogenics may be unable to obtain the approval of the FDA, EMEA and state and national regulatory approval because those entities may feel that N-chlorotaurine and/or Chloroquine Diphosphate are not safe, have side effects, or in the case of N-chlorotaurine has limited or no anti-microbial properties. If Pathogenics is unable to obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, or runs out of money before Pathogenics can obtain Regulatory Approval for N-chlorotaurine and/or Chloroquine Diphosphate, Pathogenics will be unable to commercially market N-chlorotaurine and/or Chloroquine Diphosphate and Pathogenics will likely fail. As a result, you will likely lose any investment in Pathogenics could become worthless.

We May Be Unable To Successfully Compete Against Companies with Resources Greater Than Ours, If We Are Unable To Protect Our Patent Rights And Trade Secrets, Or If We Infringe On The Proprietary Rights Of Third Parties.

Additionally, Pathogenics will need to obtain patents on its technology to protect its rights to that technology. To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or license were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or license may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes.

We seek to protect trade secrets and other un-patented proprietary information, in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Also, our trade secrets may become known or be independently developed by competitors.

N-chlorotaurine May Not Be Effective As An Anti-Infective, May Cause Side Effects, Be Too Expensive To Produce, Have Other Complications Which Render It Unprofitable Or Useless As An Anti-Infective Or Pathogenics May Be Unable To Find A Corporate Partner To Market N-chlorotaurine, Which Could Force Pathogenics to Seek Other Business Opportunities and/or Cease Operations.

While Pathogenics has conducted small-scale clinical studies (to assess safety and efficacy in humans) N-chlorotaurine has yet to be found to be effective as an anti-infective by any regulatory authority or not to cause side effects which would make it unsafe to produce by any regulatory authority, not to be too expensive to produce in commercial quantities, and/or not to have any other complications which render N-chlorotaurine unprofitable for Pathogenics to produce. Additionally, even if Pathogenics does choose to market N-chlorotaurine, Pathogenics may not be able to find a corporate partner to partner with and be unable to produce commercial quantities of N-chlorotaurine and/or bring N-chlorotaurine to market. If N-chlorotaurine were found to have any of the qualities listed above, Pathogenics will be forced to abandon its business plan and will be forced to abandon or curtail its business plan. As a result, any investment in Pathogenics could become worthless.

Chloroquine Diphosphate May Not Be Effective As A Treatment for Parkinson’s Disease, May Cause Side Effects, Be Too Expensive To Produce, Have Other Complications Which Render It Unprofitable Or Pathogenics May Be Unable To Find A Corporate Partner To Market Chloroquine Diphosphate, Which Could Force Pathogenics to Seek Other Business Opportunities and/or Cease Operations.

Chloroquine Diphosphate has yet to be found to be effective as a treatment for Parkinson’s Disease by any government regulatory body, nor has it been sufficiently tested to determine whether it causes any side effects which would make it unsafe to produce, not to be too expensive to produce in commercial quantities, and/or not to have any other complications which may render Chloroquine Diphosphate unprofitable for Pathogenics to produce. Additionally, even if Pathogenics does choose to market Chloroquine Diphosphate, Pathogenics may not be able to find a corporate partner to partner with and be unable to produce commercial quantities of Chloroquine Diphosphate and/or bring Chloroquine Diphosphate to market. If Chloroquine Diphosphate were found to have any of the qualities listed above, Pathogenics will be forced to abandon its business plan and will be forced to abandon or curtail its business plan. As a result, any investment in Pathogenics could become worthless.

The Austrian Researchers May Not Permit Us To Use the Research and Development Studies They Have Conducted on N-chlorotaurine In Support of Our Investigational New Drug Application.

We believe that most, if not all of the pre-clinical studies conducted by the researchers should be admissible to the FDA to support the filing of Pathogenics’ IND application on N-chlorotaurine. However, the Austrian researchers are under no obligation to allow Pathogenics to use their pre-existing research in support of its investigational new drug application. If the Austrian researchers do not permit us to use their pre-existing research in support of our IND application, we will be forced to duplicate their studies and results at a substantial additional expense, which funds we do not currently have. Additionally, if it becomes necessary to duplicate the Austrian researcher’s studies, it will cause us substantial additional delays in the process of obtaining FDA approval for N-chlorotaurine. If we are unable to raise the additional funds needed to duplicate the Austrian researcher’s studies and results on N-chlorotaurine, we could be forced to abandon our plans to obtain FDA approval for N-chlorotaurine and/or scale back or abandon our business plan, which could cause any investment in Pathogenics to become worthless.

We May Not Successfully Resolve Our Current Dispute With Alpha Research Group, LLC and Jodi A. Nelson Over Their Claimed Termination of the License Agreement for Chloroquine Diphosphate, Or May Not Prevail To Have the Termination Declared Ineffective in an Arbitration Hearing, Which Would Force Pathogenics To Abandon Chloroquine as a Commercial Product, Which Could Force Pathogenics to Seek Other Business Opportunities and/or Cease Operations.

We believe in good faith that the notice of termination of the license agreement executed on May 25, 2005, between Alpha, Nelson and Pathogenics is entirely ineffective, that the license agreement has not been terminated and remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. Pathogenics has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position. However, if Pathogenics is unable to successfully resolve this current dispute directly with Alpha and Nelson, the dispute would first be referred to mediation, and if the parties still have not reached a settlement, then to arbitration. The arbitrators have the authority to grant specific performance. If Pathogenics loses the arbitration and the termination of the license agreement for Chloroquine is declared effective, we would be forced to abandon our plans to commercialize Chloroquine and/or scale back or abandon our business plan, which could force Pathogenics to seek other business opportunities and/or cease operation. As a result, any investment in Pathogenics could become worthless.

We Rely Upon Key Personnel and If They Leave Our Company Our Business Plan and Our Business Operations Could Be Adversely Effected.

We rely on Frederic P. Zotos, our Chief Executive Officer and Director and Michael L. Ferrari, our Vice President and Director for the success of our Company. Their experience and inputs create the foundation for our business and they are responsible for the directorship and control over our development activities. Mr. Zotos entered into an employment contract with Pathogenics on March 15, 2005. Mr. Ferrari entered into a consulting contract with Pathogenics on January 1, 2006. Pathogenics does not hold “key man” insurance on either Mr. Zotos or Mr. Ferrari. Moving forward, should they be lost for any reason, Pathogenics will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace them with other suitably trained individuals, Pathogenics may be forced to scale back or curtail our business plan. As a result of this, your securities in our Company could become devalued.

Risks Related to Our Securities

We Lack a Market For Our Common Stock, Which Makes an Investment in Our Securities Speculative.

We currently lack a market for our Common Stock. Because of this, it is hard to determine exactly how much our securities are worth. This makes an investment in our Company very speculative. As a result of the lack of market, it is hard to judge how much the securities you may purchase are worth and it is possible that they could become worthless.

Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.

If our Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.	DESCRIPTION OF PROPERTY

Pathogenics entered into a lease for office space on March 1, 2005, with SFKM&B d/b/a Stratis Business Centers (“Stratis”), which operates a suite of offices with support services located at 99 Derby Street, Hingham, MA 02043. Under the office service agreement, Pathogenics is given the use of a conference room and visitors office facilities. Under the terms of the lease, Pathogenics agreed to pay Stratis $275.00 per month.

We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On April 18, 2006, Pathogenics received a notice of dispute of the consultancy agreement executed on May 25, 2005, between Jodi A. Nelson and Pathogenics. Pathogenics currently owes Nelson $18,000 in unpaid consulting fees. We plan to pay these consulting fees through debt and/or equity financing in connection with the Merger.

On May 9, 2006, Pathogenics received a written notice from Alpha and Nelson that purported to terminate the May 2005 license agreement with Pathogenics. According to this letter, the basis for the termination was Pathogenics’ alleged failure to pay for previously unpaid patent costs incurred by Alpha and Nelson before the effective date of the license agreement with Pathogenics. We believe that the purported termination by Nelson and Alpha is invalid, that there is no basis for terminating the license agreement, that the license agreement remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. Pathogenics has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position.

Other than as described above, we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, nor are we aware of any such threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No established public trading market exists for our Common Stock. We have no shares of Common Stock subject to outstanding options or warrants to purchase our Common Stock. We currently have no shares of Convertible Preferred Stock outstanding. As of March 12, 2007, there were 49,567,615 shares of Common Stock outstanding, held by 43 shareholders of record.

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

Recent Sales of Unregistered Securities

On August 1, 2006, we issued to William K. Mackey and William L. Sklar an aggregate of 689,656 shares of our common stock, at an aggregate value of $20,000, in consideration for their agreement to extend the maturity date of a promissory note in the principal amount of $20,000 issued by us in their favor. We relied on the exemption from the registration requirements of federal securities laws provided by Section 4(2) of the Securities Act as the issuance of the sale was made to two, sophisticated purchasers, did not involve any general solicitation and did not otherwise involve a public offering.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2006 Versus 2005

Revenue

During the year ended December 31, 2006, we had revenues of $153,830 for license fees received. Prior to 2006, Pathogenics had no revenues since inception.

Operating Expenses

During the year ended December 31, 2006, our operating expenses decreased by $20,873 or 5% to $389,023, compared to $409,896 for the year ended December 31, 2005. The decrease was primarily attributable to the note receivable entered into in November 2006 with Egenix for $140,705 for the reimbursement of expenses and a decrease in legal expenses. This was partially offset by increase of $46,235 in compensation costs, license payments of $129,999 in 2006 and increase of $21,782 in research and development expenses.

Interest Expense

We incurred interest expense of $28,818 during 2006 for notes payable. No interest expense was incurred during 2005.

Net Loss

Pathogenics incurred a net loss of $261,118 for the year ended December 31, 2006, a decrease in net loss of $148,778 from net loss of $409,896 for the year ended December 31, 2005, which decrease was primarily due to our revenue recognized in 2006 as described above.

Loss per share was $(0.01) for the year ended December 31, 2006 and $(0.01) for the year ended December, 2005.

Liquidity And Capital Resources

We had cash of 86,686 as of December 31, 2006, compared to $284 at December 31, 2005.

We had total assets of $228,564 and total liabilities of $639,696 as of December 31, 2006. This resulted in a negative working capital of $411,132 as of December 31, 2006.

Co-incident with the merger of Tyrol with Pathogenics in 2005, we sold shares to investors through a private placement offering which provided operating capital of approximately $155,000 to pay expenses incurred in the issuance of a Registration Statement and provide further support for general and administrative costs, and new product development.

We had a total accumulated deficit of $719,581 as of December 31, 2006.

We had $10,773 provided by operating activities for the year ended December 31, 2006, which compares to $153,575 used in operating activities in 2005.

We had $75,629 in net cash provided by financing activities for the year ended December 31, 2006, compared to $153,783 for 2005. The amount for 2006 resulted from advances from Egenix and related parties and the amount for 2005 resulted from sale of common stock of $900 and proceeds from preferred stock of $155,000.

Pathogenics is presently operating at a loss. Pathogenics will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation. On April 14, 2006, Pathogenics received $50,000 in cash from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. On September 29, 2006 Pathogenics received a promissory note for $90,000 at an interest rate equal to the prime rate published by the Wall Street Journal with a maturity date of December 31, 2006 from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. On October 2, 2006 Pathogenics received $10,000 in cash from Acuity Pharmaceuticals, Inc. in connection with a license agreement for N-Chlorotaurine for ophthalmic indications. During 2006, Pathogenics received $85,545 in cash from Egenix, Inc. in connection with the Agreement and Plan of Merger. On November 28, 2006 Pathogenics received a promissory note for $140,705 at 10% interest with a maturity date of July 31, 2007 from Egenix, Inc. in connection with the Agreement and Plan of Merger.

We believe we can satisfy its cash requirements until the end of the fourth quarter of 2007, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as We believe it is currently successful in keeping its expenses low while still in the beginning stage of its technologies. In connection with the Agreement and Plan of Merger with Egenix, management has received $85,545 and a promissory note for $140,705 at 10% interest with a maturity date of July 31, 2007 from Egenix, Inc. We received $195,000 in January, February and March 2007 from Egenix, Inc. in connection with the Agreement and Plan of Merger.

If Pathogenics does not have sufficient funds to continue its operations as planned, Pathogenics plans to scale down its operations and/or accrue salaries and expenses until additional financing can be raised. However, there can be no assurance that any new capital will be available to Pathogenics after the receipt of funds from Egenix, if at all, or that adequate funds for our operations, whether from our financial markets, or other arrangements will be available when needed or on terms satisfactory to Pathogenics. Pathogenics has no commitments from officers, directors or affiliates to provide funding. The failure of Pathogenics to obtain adequate additional financing may require Pathogenics to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to our then-existing shareholders.

Several conditions raise substantial doubt about our ability to continue as a going concern, and the financial statements as presented do not include any adjustments relating to the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Amounts Spent During Each of the Last Two Fiscal Years on Research and Development Activities

Research and Development over the past two (2) years, described above under “Clinical Development of N-chlorotaurine to Date,” has been completed by the N-chlorotaurine inventors in Austria. The inventors themselves have primarily funded this work (performing medical research on promising compounds like N-chlorotaurine is part of the job responsibilities for the N-chlorotaurine inventors at the University on Innsbruck), with an additional €263,859 (approximately $348,017 as of March 12, 2007) of medical research grant assistance provided by the by the Austrian Science Foundation and the Jubilee Fund of the Austrian National bank from 1997 - 2005. Additionally, Pathogenics has paid only a limited amount for the research and development of Chloroquine Diphosphate.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this annual report, however, we believe that none of them are considered to be critical.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) was effective for Pathogenics as of January 1, 2006. The adoption of this new accounting pronouncement did not have a material impact on our financial statements during 2006.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements following the exhibits to this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of December 31, 2006, we carried out an evaluation, under the supervision and the participation of our President, Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our President, and Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of that date in ensuring that the information required to be disclosed by Pathogenics in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President, Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Additionally, that evaluation showed that our controls and procedures are designed to ensure that information required to be disclosed by the us in our reports that we file with the Securities and Exchange Commission are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that they are effective in accomplishing those goals.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Frederic P. Zotos

Frederic P. Zotos, age 41, has served as Chief Executive Officer, President, Secretary, Treasurer and Director of Pathogenics since February 18, 2005. Mr. Zotos has served as managing member of our wholly owned subsidiary Pathogenic, LLC, since its creation on November 19, 2002. Mr. Zotos served as Director of Atlantic Technology Ventures, Inc. (“Atlantic”) from May 1999 to February 2003, President of Atlantic from April 2000 to February 2003, and Chief Executive Officer of Atlantic from February 2001 to February 2003. From June 1999 to March 2000, Mr. Zotos served as Director of due diligence for Licent Capital LLC. From November 1996 to August 1998, Mr. Zotos served as Assistant to the President and Patent Counsel for Competitive Technologies, Inc. From June 1994 to October 1996, Mr. Zotos served as an Associate Attorney at Law with the law firm of Pepe and Hazard in Connecticut. Mr. Zotos received a Bachelors degree in Mechanical Engineering from Northeastern University in 1988 and a Masters Degree in Business Administration and a Juris Doctorate from Northeastern University in 1993. Mr. Zotos is a current member of the Licensing Executive Society and the Boston Patent Law Association.

Michael Ferrari

Michael Ferrari, age 32, has served as Vice President and Director of Pathogenics since February 18, 2005, and consultant since January 1, 2006. Since its creation on November 19, 2002, Mr. Ferrari has served as a member of our wholly owned subsidiary Pathogenic, LLC. Since March 2004, Mr. Ferrari has been employed by Clinical Advisors, LLC, as head of operations, sales and project management. From August 2003 to February 2004, Mr. Ferrari served as a private equity associate with Maxim Group, LLC. From January 2001 to January 2003, Mr. Ferrari served as Vice President of Business Development for Atlantic Technology Ventures. From September 1998 to January 2001, Mr. Ferrari served as Manager of Business Development at Corporate Technology Development, Inc. From September 1997 to September 1998, Mr. Ferrari worked for Aetna U.S. Healthcare as an Account Executive. Mr. Ferrari received his Bachelors degree in Biology from Villanova University in 1997. Mr. Ferrari holds series 7 and 63 securities licenses. He has also been a member of the Licensing Executive Society since 1999.

Directors of Pathogenics are elected annually and hold office until the annual meeting of the shareholders of Pathogenics and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There are no family relationships among our officers and directors. Officers and directors of Pathogenics may receive compensation as determined by Pathogenics from time to time by vote of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Such compensation might be in the form of stock options. Directors may be reimbursed by Pathogenics for expenses incurred in attending meetings of the Board of Directors.

There are no family relationships among the executive officers or directors of Pathogenics.

Recent Changes in Officers and Directors

On May 11, 2006, the holders of a majority of the shares of currently issued and outstanding common stock of Pathogenics entitled to vote at an election of directors approved by written consent a resolution removing William L. Sklar as a director of the Corporation, in accordance with the applicable provisions of Sections 141 and 228 of the General Corporation Law of Delaware and effective as of the date of the approval of the resolution.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Each of our directors and executive officers filed the forms that Section 16(a) of the Exchange Act required them to file during fiscal year 2006.

ITEM 10.	Executive Compensation

Compensation of Executive Officers and Directors

Summary Compensation Table

The following table sets forth information all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during 2006, and (ii) each other individual that served as an executive officer at the conclusion of 2006 and whose total compensation was in excess of $100,000 for such year (the “named executives”).

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(i)	(j)
Frederic P. Zotos (1) President, Chief Executive Officer and Treasurer	2006	220,000	27,418	247,418

(1)
Mr. Zotos became President and Chief Executive Officer of Pathogenics on February 18, 2005. On May 11, 2006, Mr. Zotos was also appointed our treasurer (principal financial officer). Pursuant to his February 18, 2005 employment agreement with Pathogenics, Mr. Zotos was entitled to an annual salary of $200,000, which automatically increased each year by 10% over the salary to which he was entitled in a preceding year. Accordingly, for 2006, Mr. Zotos was entitled to an annual salary of $220,000. However, Mr. Zotos agreed to defer the salary to which he was entitled under his employment agreement for the period from April 1, 2005 to September 30, 2006, a total of $315,000. The amounts reflected above under column (c) reflect the salary amount earned by Mr. Zotos for 2006, including amounts he agreed to defer. In consideration of his deferral of portions of his salary, Mr. Zotos is entitled to interest on such amounts at a rate equal to 10% per annum, which amounted to $27,418 during 2006 and is included under column (i) above. As of December 31, 2006, the total remaining unpaid and deferred salary owing to Mr. Zotos was $315,000, of which $165,000 represents 2006 deferred salary.

Outstanding Equity Awards

The Company has not granted equity awards to any named executive officer.

Employment Agreements

President and Chief Executive Officer

Frederic P. Zotos entered into an employment agreement with Pathogenics on March 15, 2005, effective as of February 18, 2005, and subsequently first amended on January 1, 2006 and second amended on January 1, 2007. The employment agreement calls for Mr. Zotos to serve as our Chief Executive Officer and President. Under the agreement, Mr. Zotos is to receive $200,000 per year plus a bonus to be determined by our Board of Directors. Pathogenics agreed to annually increase the Base Salary at a rate of ten percent (10%) above the rate for the preceding year. The term of the agreement commenced on February 18, 2005 and shall continue from January 1, 2007, for a period of forty-eight (48) consecutive months or until the date Mr. Zotos’ employment is terminated in accordance with the terms of the agreement. The employment agreement may be terminated by Pathogenics for “cause,” which is defined as conviction of a felony that results in material and demonstrable damage to the business or reputation of Pathogenics. If the agreement is terminated by Pathogenics for “cause,” Mr. Zotos will be entitled to only his salary earned through the date of the termination of his employment. Additionally, the agreement may be terminated by reason of Mr. Zotos’ death or Mr. Zotos’ voluntary retirement. If the agreement is terminated by Mr. Zotos’ death or retirement, Mr. Zotos or his estate will be entitled to the base salary, compensation and benefits for the balance of the term, and severance pay equal to twelve (12) months of the base salary on such date of termination, which severance pay shall be paid in full within thirty (30) days of such date of termination. Additionally, Pathogenics can terminate Mr. Zotos’ employment under the agreement due to his incapacity due to physical or mental illness, if he is absent from his duties on a full time basis for one hundred and twenty (180) days within any three hundred and sixty-five (365) period. If Pathogenics terminates Mr. Zotos’ employment for any other reason other than for “cause,” Pathogenics shall pay Mr. Zotos his base salary, compensation and benefits for the balance of the term, and severance pay equal to twelve (12) months of the base salary on such date of termination, which severance pay shall be paid in full within thirty (30) days of such date of termination. Mr. Zotos agreed under the agreement not to compete with Pathogenics during his employment or for one (1) year following the termination of his employment with Pathogenics. Mr. Zotos accrued his salary from April 1, 2005 to September 30, 2006. As of March 12, 2007, Mr. Zotos had accrued approximately $315,000 in salary. We plan to pay this accrued salary through debt and/or equity financing in connection with the Merger.

Consulting Agreement

Michael L. Ferrari entered into a consultancy agreement with Pathogenics on January 1, 2006, and subsequently amended on January 1, 2007. The consultancy agreement calls for Mr. Ferrari to provide consulting services to Pathogenics in connection with the clinical, regulatory and business development of therapeutic drugs and the technical evaluation of commercial applications of such technologies. Pathogenics agreed to pay Mr. Ferrari a retainer of $10,000 per month commencing January 1, 2007, and reimburse Mr. Ferrari for pre-approved business expenses in current in connection with the consulting services rendered to Pathogenics. Pathogenics agreed to annually increase the retainer at a rate of ten percent (10%) above the rate for the preceding year. The consultancy agreement included a confidentiality provision, whereby Mr. Ferrari agreed not to disclose our confidential information other than in connection with the consulting services. The consultancy agreement is for a period of forty-eight (48) months from January 1, 2007. The agreement may be terminated by either party at any time upon one (1) month’s prior written notice. In the event Pathogenics terminates the agreement, it shall pay Mr. Ferrari his retainer for the balance of the term, and severance pay equal to twelve (12) months of the retainer on such date of termination, which severance pay shall be paid in full within thirty (30) days of such termination. Mr. Ferrari accrued his consulting fees from January 1, 2006 to December 1, 2006. As of March 12, 2007, Mr. Ferrari had accrued approximately $60,000 in consulting fees. We plan to pay these accrued consulting fees through debt and/or equity financing in connection with the Merger.

Director Compensation

Pathogenics currently has two directors on its board of directors, Mr. Zotos and Michael Ferrari, although William Sklar served as a director until July 2006. Directors are not paid for their services as directors, although they are reimbursed for their out-of-pocket expenses incurred in order to attend board meetings. The following table shows the compensation earned by each of director for the year ended December 31, 2006, except for Mr. Zotos whose total compensation earned from the Company during 2006 is reflected in above:

Name	All Other Compensation ($)	Total ($)
Michael Ferrari (1)	60,000	60,000
William Sklar (2)	10,000	10,000

(1)
Pursuant to a consulting agreement, Mr. Ferrari earned $60,000 during 2006 for consulting services rendered to the Company, which were separate from his services as a director. Mr. Ferrari has agreed to defer his consulting fees, which have not yet been paid.

(2)
The amount paid to Mr. Sklar during 2006 reflect a payment made as consideration for Mr. Sklar’s agreement to extend the maturity date of a promissory note payable by the Company. The Company satisfied this payment by issuing to Mr. Sklar 344,828 shares of its common stock.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of -
Beneficial Owner(1)	Shares	Percent(2)

Frederic P. Zotos	20,000,000	40.3%

Michael Ferrari	20,000,000	40.3%

All the officers and	40,000,000	80.6%
directors as a group
(2 persons)

(1) The address of each of our officers and Directors is our principal executive offices at 99 Derby Street, Suite 200, Hingham, MA 02043.
(2) Using 49,567,615 shares outstanding as of March 12, 2007.

ITEM 12.	Certain Relationships and Related Transactions

On February 10, 2005, Pathogenics entered into an Agreement and Plan of Reorganization with Tyrol Therapeutics, LLC, a Delaware limited liability company (“Tyrol”) and the members of Tyrol (the “Reorganization”). Pursuant to the Reorganization, Pathogenics exchanged 40,900,000 restricted shares of our Common Stock for 100% of the membership interest of Tyrol. The Tyrol members included our Chief Executive Officer and our Vice President who each received 20,000,000 restricted shares of our Common Stock pursuant to the Reorganization.

In January 2005, Mr. Sklar entered into an Indemnification Agreement with Pathogenics, and in February 2005, Mr. Zotos and Mr. Ferrari entered into an Indemnification Agreements with Pathogenics. The Indemnification Agreements provide for Pathogenics to indemnify each individual if any are or become a party to or a witness to any threatened, pending or completed action, suit, investigation or proceeding. Additionally, Pathogenics shall advance to each individual any and all expenses in connection with any indemnification, provided, however that each individual must have obtained prior approval of the Board of Directors of Pathogenics, unless Pathogenics had previously experienced a “change in control,” in which case an independent counsel selected by the individual, and approved by a majority of the disinterested directors, shall determine whether and to what extent the individual is permitted to be indemnified by Pathogenics.

On March 15, 2005, Pathogenics entered into an employment agreement with our Chief Executive Officer, Frederic P. Zotos, effective as of February 18, 2005, and subsequently first amended on January 1, 2006 and second amended on January 1, 2007. The employment agreement calls for Mr. Zotos to serve as our Chief Executive Officer and President. Under the agreement, Mr. Zotos is to receive $200,000 per year plus a bonus to be determined by our Board of Directors. Pathogenics agreed to annually increase the Base Salary at a rate of ten percent (10%) above the rate for the preceding year. The term of the agreement commenced on February 18, 2005 and shall continue from January 1, 2007, for a period of forty-eight (48) consecutive months or until the date Mr. Zotos’ employment is terminated in accordance with the terms of the agreement. The employment agreement may be terminated by Pathogenics for “cause,” which is defined as conviction of a felony that results in material and demonstrable damage to the business or reputation of Pathogenics. If the agreement is terminated by Pathogenics for “cause,” Mr. Zotos will be entitled to only his salary earned through the date of the termination of his employment. Additionally, the agreement may be terminated by reason of Mr. Zotos’ death or Mr. Zotos’ voluntary retirement. If the agreement is terminated by Mr. Zotos’ death or retirement, Mr. Zotos or his estate will be entitled to the base salary, compensation and benefits for the balance of the term, and severance pay equal to twelve (12) months of the base salary on such date of termination, which severance pay shall be paid in full within thirty (30) days of such date of termination. Additionally, Pathogenics can terminate Mr. Zotos’ employment under the agreement due to his incapacity due to physical or mental illness, if he is absent from his duties on a full time basis for one hundred and twenty (180) days within any three hundred and sixty-five (365) period. If Pathogenics terminates Mr. Zotos’ employment for any other reason other than for “cause,” Pathogenics shall pay Mr. Zotos his base salary, compensation and benefits for the balance of the term, and severance pay equal to twelve (12) months of the base salary on such date of termination, which severance pay shall be paid in full within thirty (30) days of such date of termination. Mr. Zotos agreed under the agreement not to compete with Pathogenics during his employment or for one (1) year following the termination of his employment with Pathogenics. Mr. Zotos accrued his salary from April 1, 2005 to September 30, 2006. As of March 12, 2007, Mr. Zotos had accrued approximately $315,000 in salary. We plan to pay this accrued salary through debt and/or equity financing in connection with the Merger.

On May 25, 2005, William K. Mackey and William L. Sklar, our Director, entered into a Note and Security Agreement with Pathogenics. Under the Note and Security Agreement, Mr. Mackey and Mr. Sklar loaned Pathogenics $20,000, which is due within ninety (90) days of the date of the Note and Security Agreement, or August 23, 2005. The due date of the Note was subsequently amended by a First Amendment to Note and Security Agreement, which moved the due date to 105 days of the date of Note and Security Agreement, then again by a Second Amendment to Note and Security Agreement, which moved the due date of the Note to 120 days from the date of the Note and Security Agreement, or September 22, 2005, then again by a Third Amendment to Note and Security Agreement, which moved the due date of the Note to 135 days from the date of the Note and Security Agreement, or October 7, 2005, and then again by a Fourth Amendment to Note and Security Agreement, which moved the due date of the Note to 184 days from the date of the Note and Security Agreement, or November 25, 2005. Until the note is paid, the amount outstanding bears interest calculated at the rate of 8% per year. The note was secured by 3,000 shares of First Coventry Corporation, our wholly-owned Delaware subsidiary.

On June 1, 2005, First Coventry Corporation (“First Coventry”) entered into an Indemnification Agreement with our Chief Executive Officer and Director, Frederic P. Zotos, to indemnify Mr. Zotos against personal liability in connection with the advancing of expenses to First Coventry and/or any liability Mr. Zotos may have as a result of being the sole Director, President, Chief Executive Officer, Secretary and Treasurer of First Coventry.

During the year ending December 31, 2005, William L. Sklar, our Director, provided accounting services to Pathogenics in connection with preparing our Registration Statement and quarterly reports. Mr. Sklar completed tasks requiring 74 billable hours, at an hourly rate of $350, resulting in a total of $25,900. Mr. Sklar indicated that he would accept shares of our registered (S-8) common stock in lieu of cash at the price of $.029/share, resulting in a total of 900,000 shares of common stock.

On January 1, 2006, Pathogenics entered into a consultancy agreement with our Vice-President and Director, Michael L. Ferrari, and subsequently amended on January 1, 2007. The consultancy agreement calls for Mr. Ferrari to provide consulting services to Pathogenics in connection with the clinical, regulatory and business development of therapeutic drugs and the technical evaluation of commercial applications of such technologies. Pathogenics agreed to pay Mr. Ferrari a retainer of $10,000 per month commencing January 1, 2007, and reimburse Mr. Ferrari for pre-approved business expenses in current in connection with the consulting services rendered to Pathogenics. Pathogenics agreed to annually increase the retainer at a rate of ten percent (10%) above the rate for the preceding year. The consultancy agreement included a confidentiality provision, whereby Mr. Ferrari agreed not to disclose our confidential information other than in connection with the consulting services. The consultancy agreement is for a period of forty-eight (48) months from January 1, 2007. The agreement may be terminated by either party at any time upon one (1) month’s prior written notice. In the event Pathogenics terminates the agreement, it shall pay Mr. Ferrari his retainer for the balance of the term, and severance pay equal to twelve (12) months of the retainer on such date of termination, which severance pay shall be paid in full within thirty (30) days of such termination. Mr. Ferrari accrued his consulting fees from January 1, 2006 to December 1, 2006. As of March 12, 2007, Mr. Ferrari had accrued approximately $60,000 in consulting fees. We plan to pay these accrued consulting fees through debt and/or equity financing in connection with the Merger.

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

Director Independence

We currently have two directors serving on our Board of Directors, Mr. Zotos and Mr. Ferrari. Neither director is independent.

ITEM 13.	Exhibits
The following documents are referenced or included in this report.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization Among Pathogenics, Inc., Tyrol Therapeutics, LLC and Members of Tyrol Therapeutics, LLC dated February 10, 2005.

2.2(5)	First Amended and Restated Agreement and Plan of Merger dated November 28, 2006 between Pathogenics, Inc. and Egenix, Inc.

3.1(1)	Certificate of Incorporation of Niktronic, Inc. dated December 16, 1997.

3.2(1)	Certificate of Amendment of Certificate of Niktronic, Inc. dated January 13, 1998.

3.3(1)	Certificate for Renewal and Revival of Charter of Needle Impulse Technologies Corp. (formerly Niktronic, Inc.) dated February 2, 2005.

3.4(1)	Restated Certificate of Incorporation of Needle Impulse Technologies Corp. dated February 3, 2005.

3.5(1)	Certificate of Designations of Convertible Preferred Stock of Pathogenics Inc. (formerly Needle Impulse Technologies Corp.) dated February 18, 2005.

3.6(1)	Bylaws of Pathogenics, Inc., as amended to date.

10.1(1)
Securities Purchase Agreement dated February 18, 2005 among Pathogenics, Inc, Manillo Investors Limited, Bayside Associates Limited, Castlegate Group Limited, Kensington Group Limited and Trufello Associates Limited.

10.2(1)	License Agreement dated October 18, 2001 among Atlantic Technology Ventures, Inc., Dr. Waldemar Gottardi, Dr. Markus Nagl and Dr. Andreas Neher.

10.3(1)	Assignment Agreement dated December 18, 2002 between Atlantic Technology Ventures, Inc., and Pathogenics, LLC.

10.4(1)	Consent to Assignment of License Agreement by Atlantic Technology Ventures, Inc. to Pathogenics, LLC dated January 10, 2003.

10.5(1)	Registration Rights Agreement dated February 18, 2005 between Pathogenics, Inc. and William K. Mackey.

10.6(1)	Consulting Agreement dated September 29, 2004 between Pathogenics, LLC and William K. Mackey.

10.7(1)	Employment Agreement dated March 15, 2005 between Pathogenics, Inc. and Frederic P. Zotos, Esq.

10.8(1)	Exclusive License Agreement dated May 25, 2005 among Pathogenics, Inc., Alpha Research Group, LLC and Jodi A. Nelson.

10.9(1)	Assignment Agreement dated May 25, 2005 between Pathogenics, Inc. and First Coventry Corporation.

10.10(1)	Consulting Agreement dated May 25, 2005 between Pathogenics, Inc. and Jodi A. Nelson.

10.11(4)	First Amendment dated January 1, 2006 to Employment Agreement dated March 15, 2005 between Pathogenics, Inc. and Frederic P. Zotos, Esq.

10.12(4)	Consulting Agreement dated January 1, 2006 between Pathogenics, Inc. and Michael L. Ferrari.

10.13(4)	Consulting Agreement dated February 17, 2006 between Pathogenics, Inc. Qualified Ventures, LLC (“QV”).

10.14(2)	Letter of Intent dated April 4, 2006 between Pathogenics, Inc. and Egenix, Inc.

10.15(4)	Revocation dated March 20, 2006 of Assignment Agreement dated May 25, 2005 between Pathogenics, Inc. and First Coventry Corporation.

10.16(4)	License Agreement dated March 29, 2006 among Pathogenics, Inc., Dr. Waldemar Gottardi and Dr. Markus Nagl.

10.17+,(4)	License Agreement dated April 13, 2006 between Pathogenics, Inc. and Acuity Pharmaceuticals, Inc.

10.18*	First Amendment dated August 2, 2006 to License Agreement dated April 13, 2006 between Pathogenics, Inc. and Acuity Pharmaceuticals, Inc.

10.19*	Second Amendment dated January 1, 2007 to Employment Agreement dated March 15, 2005 between Pathogenics, Inc. and Frederic P. Zotos, Esq.

10.20*	First Amendment dated January 1, 2007 to Consulting Agreement dated January 1, 2006 between Pathogenics, Inc. and Michael L. Ferrari.

10.21*	Second Amendment dated March 8, 2007 to License Agreement dated April 13, 2006 between Pathogenics, Inc. and Acuity Pharmaceuticals, Inc.

10.22(1)	Frederic P. Zotos Salary Deferral Letter for Second and Third Quarterly Fiscal Periods April 1 - September 30, 2005, dated August 10, 2005.

10.23(4)	Frederic P. Zotos Salary Deferral Letter for Fourth Quarterly Fiscal Periods October 1 - December 31, 2005, dated January 1, 2006.

10.24(4)	Frederic P. Zotos Salary Deferral Letter for First Quarterly Fiscal Period January 1 - March 31, 2006, dated April 1, 2006.

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

23.1*	Consent of Malone & Bailey, PC.
______
+	Confidential treatment is being requested as to certain portions of these exhibits.

*	Filed herewith.

(1)
Incorporated by reference to exhibits of Pathogenics, Inc.’s registration statement on Form SB-2 (No. 333-123431), as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2005 and as amended by Amendment No. 1, and Amendment No. 2 as filed with the Commission on July 5, 2005 and August 29, 2005, respectively.

(2)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 8-K filed on April 6, 2006.

(3)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 8-K filed on May 5, 2006.

(4)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 10-KSB filed on June 27, 2006.

(5)	Incorporated by reference to exhibits of Pathogenics, Inc.’s Form 8-K filed on December 4, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

Pathogenics, Inc.
/s/ Frederic P. Zotos
Frederic P. Zotos
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Pathogenics and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic P. Zotos	President, Chief Executive Officer, Treasurer	March 15, 2007
Frederic P. Zotos	and Director (principal executive, financial and accounting officer)

/s/ Michael L. Ferrari	Vice-President and Director	March 15, 2007
Michael L. Ferrari

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pathogenics, Inc
Hingham, MA

We have audited the accompanying consolidated balance sheet of Pathogenics, Inc. as of December 31, 2006, and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Pathogenic, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathogenics, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant losses since inception. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 12, 2007

PATHOGENICS, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS
Current Assets
Cash	$86,686
Note receivable	140,705
Interest receivable	1,173
TOTAL ASSETS	$228,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$530,230
Advances from Egenix	85,545
Loans payable - related parties	23,921
TOTAL LIABILITIES	639,696

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
50,257,270 shares issued and 49,567,615 shares outstanding	50,257
Additional paid-in capital	278,192
Accumulated deficit	(719,581)
Treasury stock, 689,655 shares	(20,000)
Total shareholders’ deficit	(411,132)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$228,564

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$153,830	$-

Operating Expenses:
General & administrative	270,357	313,012
Research & development	118,666	96,884
Total Operating Expenses	389,023	409,896

Loss from operations	(235,193)	(409,896)

Other Income (Expense):
Interest income	2,893	-
Interest expense	(28,818)	-
Total Other Income (Expense)	(25,925)	-

Net loss	(261,118)	(409,896)

Preferred dividends	-	6,013

Net loss attributable to common stockholders	$(261,118)	$(415,909)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	47,512,627	42,019,186

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Balance at December 31, 2004	-	-	40,000,000	40,000	(40,000)	$(42,554)	$-	(42,554)
Common shares issued for cash	-	-	900,000	900	-	-	-	900
Issuance of common shares to Pathogenics’ shareholder for recapitalization	-	-	503,830	504	(504)	-	-	-
Preferred shares issued for cash	5,636	155,000	-	-	-		-	-
Conversion of preferred stock to common stock	(5,636)	(155,000)	5,344,820	5,345	149,655	-	-	155,000
Accrual of preferred dividends	-	-	-	-	-	$(6,013)	-	(6,013)
Net loss	-	-	-	-	-	$(409,896)	-	$(409,896)
Balance at December 31, 2005	-	$-	46,748,650	$46,749	$109,151	$(458,463)	$-	$(302,563)
Common shares issued for penalty	-	-	229,310	229	6,421	-	-	6,650
Common shares issued to First Coventry for collateral on note payable	-	-	689,655	689	19,311	-	(20,000)	-
Common shares issued for extension of note agreement	-	-	689,656	690	19,310	-	-	20,000
Common shares issued for services	-	-	1,899,999	1,900	123,999		-	125,899
Net loss	-	-	-	-	-	(261,118)	-	(261,118)
Balance at December 31, 2006	-	$-	50,257,270	$50,257	$278,192	$(719,581)	$(20,000)	$(411,132)

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(261,118)	$(409,896)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for extension of debt	20,000	-
Shares issued for services	132,549	-
Note receivable received for reimbursement of expenses	(140,705)	-
Changes in:
Interest receivable	(1,173)	-
Accounts payable and accrued liabilities	261,220	249,671
Stock payable	-	6,650

Net Cash Used In Operating Activities	10,773	(153,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	7,607	-
Repayments of advances from related parties	(17,523)	(2,117)
Advanced from Egenix	85,545	-
Proceeds from issuance of common stock	-	900
Proceeds from issuance of preferred stock	-	155,000

Net Cash Provided By Financing Activities	75,629	153,783

NET CHANGE IN CASH	86,402	208

CASH AT BEGINNING OF PERIOD	284	76

CASH AT END OF PERIOD	$86,686	$284

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

Non-cash Transactions:
Issuance of common shares to First Coventry for collateral on note payable	$20,000	$-
Issuance of common shares for recapitalization	-	504
Dividends declared and unpaid	-	6,013
Conversion of preferred shares to common shares	-	155,000

See notes to consolidated financial statements.

PATHOGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Pathogenics, Inc. ("Pathogenics") was incorporated in Delaware on December 16, 1997 as Niktronic, Inc. On the same day it changed its name to Needle Impulse Technologies, Corp. On February 8, 2005, the company changed its name to Pathogenics, Inc. From the date of inception until February 8, 2005, the company was inactive and had no commercial operations.

On February 10, 2005, Pathogenics, Inc. (“Pathogenics”) and Tyrol Therapeutics, LLC (“Tyrol”) entered into an Agreement and Plan of Reorganization (the “Agreement”), in which Pathogenics acquired all assets of and assumed all of the liabilities of Tyrol for 40,900,000 shares of common stock of Pathogenics. As a result, after the closing of the Agreement, the former members of Tyrol owned approximately 98.41% of the voting shares of Pathogenics. Upon receiving the majority of the voting shares of Pathogenics, the current President of Tyrol became the President of the Company and representatives of Tyrol hold two of the seats on the Company’s Board of Directors, the merger was accounted for as a recapitalization of Tyrol, whereby Tyrol was the accounting acquirer (legal acquiree) and Pathogenics was the accounting acquiree (legal acquirer).

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

Development Stage. Pathogenics had no operations from inception until the reorganization on February 10, 2005 and was a development stage company. As of the fourth quarter of 2006, Pathogenics is no longer considered a development stage company.

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

Going Concern. As of December 31, 2006, Pathogenics had an accumulated deficit of $719,581 and a working capital deficit of $411,132. In addition, Pathogenics did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to Pathogenics' ability to continue as a going concern.

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

NOTE 2 - LOANS PAYABLE TO RELATED PARTIES

Pathogenics borrowed $20,000 on May 25, 2005 from two related parties at 8% interest, to be repaid in a single combined payment of interest and principal, 184 days from the receipt of funds. As security for the note payable, Pathogenics assigned the 3,000 shares in First Coventry to the two noteholders. The maturity date on the note agreement was extended to November 25, 2006. In consideration for this extension, Pathogenics issued 689,656 shares of common stock with a value of $20,000 on August 1, 2006. Pathogenics repaid the note in January 2007.

NOTE 3 - CONTINGENT LIABILITY

On September 29, 2004, Tyrol entered into a consulting agreement with a third party to assist Tyrol with financing of at least $250,000. The consulting agreement is for a period of 12 months. Under the consulting agreement, the consultant is to be paid $7,500 for each of the first three months and $6,000 for each month of the financing thereafter. The consulting fee is to be paid after the receipt of at least $250,000 in financing. The amount of the fee has not been accrued due to contingency of the payment as only $95,000 has been received from the financings as of December 31, 2006.

NOTE 4 - PREFERRED STOCK

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
During the fourth quarter of 2005, the shareholders of the Convertible Preferred Stock converted 5,636 shares of Convertible Preferred Stock into 5,344,820 shares of Common Stock. There is no Convertible Preferred Stock issued and outstanding at December 31, 2006. The stock purchase agreement was terminated on May 3, 2006.

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

NOTE 5 - COMMON STOCK

On February 8, 2005, Pathogenics increased the number of outstanding common shares from 1,000 to 503,830 in order to effectuate what is generally referred to as a “forward split” on a 503.83 to one basis. The impact of this forward split has been reflected in the accompanying financial statements retroactive to inception.

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

In December 2006, Pathogenics issued 999,999 shares of common stock with a value of $100,000 for services rendered by three individuals.

NOTE 6 - CHORLOQUINE

On May 25, 2005, Pathogenics acquired the rights to Chloroquine and related compounds for treatment of various neurological, psychiatric, psychological and nervous system diseases and disorders from Alpha Research Group, LLC and Jodi A. Nelson. In return, Pathogenics is required to provide a 4% royalty on future net sales, and the payments of $100,000, $250,000 and $1,000,000 when certain milestones are met. Pathogenics first acquired the rights to the treatment, incorporated a new subsidiary, First Coventry Corporation, and then in exchange for the 3,000 issued and outstanding shares of First Coventry, Pathogenics assigned the rights to Chloroquine and related compounds for treatment of various neurological, psychiatric, psychological and nervous system diseases and disorders to First Coventry.

On March 20, 2006, the assignment to First Coventry was revoked. In consideration for all the issued and outstanding shares of First Coventry, Pathogenics issued 689,655 shares of common stock with a value of $20,000 to First Coventry.

On May 9, 2006, Pathogenics received a written notice from Alpha and Nelson that purported to terminate the May 2005 license agreement with Pathogenics. We believe that the purported termination by Nelson and Alpha is invalid, that there is no basis for terminating the license agreement, that the license agreement remains in full-force and effect, and that the Alpha’s and Nelson’s claims in support of termination are entirely without merit. Pathogenics has elected to seek relief through application of the formal dispute resolution process in accordance with the clear provisions of license agreement, and intends to vigorously defend its position.

NOTE 7 - MERGER WITH EGENIX

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger with Egenix, Inc. (“Egenix”), a Delaware corporation. The agreement provides that Egenix shall merge with and into Pathogenics and Pathogenics shall become the surviving corporation and shall change its name to Egenix, Inc. In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger. In August 2006, Egenix paid $16,000 on behalf of Pathogenics to an attorney for a retainer. Total advances from Egenix at December 31, 2006 was $85,545.

On November 28, 2006 Egenix issued Pathogenics a promissory note in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007. The promissory note is for the reimbursement of expenses incurred by Pathogenics.

NOTE 8 - CONCENTRATIONS

All license fee revenue recognized during 2006 was from one customer.