Form 10QSB
period 2007-03-31
Pathogenics, Inc.
filed 2007-05-14
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission File No. 333-123431

PATHOGENICS, INC.

Exact Name of Registrant as Specified in its Charter)

Delaware	2833	43-2078278
(State or Other Jurisdiction	(Primary Standard Industrial	(IRS Employer Identification. No.)
of Incorporation)	Classification Code Number)

99 Derby Street, Suite 200, Hingham, MA 02043
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code: (781) 556-1090

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,567,615 shares of Common Stock, $0.001 per share, as of May 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATHOGENICS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$15,300	$86,686
Note receivable	140,705	140,705
Interest receivable	4,690	1,173
TOTAL ASSETS	$160,695	$228,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$469,044	$530,230
Advances from Egenix	280,545	85,545
Loans payable - related parties	-	23,921
TOTAL LIABILITIES	749,589	639,696

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,257,270 shares issued and 49,567,615 shares outstanding	50,257	50,257
Additional paid-in capital	278,192	278,192
Accumulated deficit	(897,343)	(719,581)
Treasury stock, 689,655 shares	(20,000)	(20,000)
Total shareholders’ deficit	(588,894)	(411,132)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$160,695	$228,564

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenue	$-	$-

Operating expenses:
General & administrative	118,944	53,699
Research & development	52,882	29,560
Total operating expenses	171,826	83,259

Loss from operations	(171,826)	(83,259)

Other income (expense):
Interest income	3,516	-
Interest expense	(9,452)	(8,046)
Total other income (expense)	(5,936)	(8,046)

Net loss	$(177,762)	$(91,305)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	49,567,615	46,916,811

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,762)	$(91,305)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in:
Interest receivable	(3,517)
Accounts payable and accrued liabilities	(61,186)	86,859
Net Cash Used In Operating Activities	(242,465)	(4,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	4,509
Repayments of advances from related parties	(23,931)	-
Advances from Egenix	195,000	-
Net Cash Provided By Financing Activities	171,079	4,509

NET CHANGE IN CASH	(71,386)	63

CASH AT BEGINNING OF PERIOD	86,686	284
CASH AT END OF PERIOD	$15,300	$347

Supplemental disclosures:
Interest paid	$2,800	$-
Income tax paid	-	-

Non-cash investing and financing transactions:
Issuance of common shares for liabilities	$-	$6,650

See notes to consolidated financial statements.

PATHOGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Pathogenics, Inc. (“Pathogenics”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Pathogenics’ annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in Form 10-KSB have been omitted.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - PROPOSED MERGER WITH EGENIX

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger with Egenix, Inc. (“Egenix”), a Delaware corporation. The agreement provides that Egenix shall merge with and into Pathogenics and Pathogenics shall become the surviving corporation and shall change its name to Egenix, Inc. In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger. In August 2006, Egenix paid $16,000 on behalf of Pathogenics to an attorney for a retainer. During the quarter ended March 31, 2007, Pathogenics received additional advances from Egenix of $195,000. Total advances from Egenix at March 31, 2007 were $280,545.

On November 28, 2006 Egenix issued Pathogenics a promissory note in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007. The promissory note is for the reimbursement of expenses incurred by Pathogenics.

NOTE 3 - LOANS PAYABLE TO RELATED PARTIES

Pathogenics borrowed $20,000 on May 25, 2005 from two related parties at 8% interest. Pathogenics repaid the note in January 2007.

NOTE 4 - COMMON STOCK

In January 2006, Pathogenics issued 229,310 shares of common stock with a value of $6,650 for a penalty accrued in 2005 related to the preferred stock.

NOTE 5 - SUBSEQUENT EVENTS

In April 2007, Pathogenics received an additional advance from Egenix of $60,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our results of operations and financial condition in conjunction with our most recent Annual Report on Form 10-KSB for the year ended December 31, 2006. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements.

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

Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of any of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. We hope to obtain means of financing our operations through debt and/or equity financing in connection with a proposed merger with Egenix, Inc. and will continue to seek funding through various sources, including the sale of Pathogenics’ securities, collaborative arrangements with third parties and other strategic alliances and business transactions.

OVERVIEW AND PLAN OF OPERATION

Pathogenics was incorporated in Delaware on December 16, 1997, and had no business operations until the date of the Reorganization, February 10, 2005. We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. We currently own the rights to N-chlorotaurine, a novel anti-microbial agent we believe may be useful in the treatment of a variety of diseases, and Chloroquine Diphosphate based formulations we believe may be useful in the treatment of symptoms and arresting the progression of Parkinson’s Disease. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

At March 31, 2007, we had total assets of $160,695 (December 31, 2006 - $228,564), comprised of cash of $15,300 (December 31, 2006 - $86,686), note receivable from Egenix of $140,705 (December 31, 2006 - $140,705) and interest receivable of $4,690 (December 31, 2006 - $1,173).

Our liabilities at March 31, 2007 totalled $749,589 (December 31, 2006 - $639,696), consisting of $469,044 in accounts payables and accrued liabilities (December 31, 2006 - $530,230); $280,545 in advances from Egenix (December 31, 2006 - $85,545); and $0 in loans payable to related parties (December 31, 2006 - $23,921).

We incurred net loss of $177,762 for the three months ended March 31, 2007 (2006 - $91,305).

We are presently operating at a loss. We will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

We believe that we can satisfy its cash requirements until the end of the fourth quarter of 2007, assuming the receipt of funds from Egenix as part of the Agreement and Plan of Merger, as we believe that we are currently successful in keeping its expenses low. In connection with the Agreement and Plan of Merger with Egenix, we received $195,000 in cash from January 1, 2007 through March 31, 2007. During April 2007, we received $60,000 in cash from Egenix in connection with the Agreement and Plan of Merger. We expect to receive $60,000 in cash per month until the Closing, intended to be no later than September 30, 2007.

If we do not have sufficient funds to continue its operations as planned, we plan to scale down our operations and/or accrue salaries and expenses until additional financing can be raised. However, there can be no assurance that any new capital will be available to us after the receipt of funds from Egenix, if at all, or that adequate funds for our operations, whether from our financial markets, or other arrangements will be available when needed or on terms satisfactory to us. We have no commitments from officers, directors or affiliates to provide funding. The failure of us to obtain adequate additional financing may require us to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to our then-existing shareholders.

Based on our history of losses, there is substantial doubt about our ability to continue as a going concern, and the financial statements as presented do not include any adjustments relating to the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and the participation of our President, Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our President, and Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of that date in ensuring that the information required to be disclosed by Pathogenics in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President, Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Additionally, that evaluation showed that our controls and procedures are designed to ensure that information required to be disclosed by the us in our reports that we file with the Securities and Exchange Commission are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that they are effective in accomplishing those goals.

Changes in internal controls:

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

NONE

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).
Exhibit 32.1 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHOGENICS, INC.
(Registrant)

By /s/ Frederic P. Zotos

Frederic P. Zotos, President, CEO and Director

Date:  May 14, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.