Form 10QSB
period 2007-06-30
Pathogenics, Inc.
filed 2007-08-14
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

50,257,270 shares of Common Stock, $0.001 per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PATHOGENICS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$10,512	$86,686
Accounts receivable	30,890	–
Note receivable	140,705	140,705
Interest receivable	8,208	1,173

TOTAL ASSETS	$190,315	$228,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$618,187	$530,230
Advances from Egenix	–	85,545
Loans payable – related parties	–	23,921
TOTAL LIABILITIES	618,187	639,696

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,257,270 shares issued and outstanding	50,257	50,257
Additional paid-in capital	278,192	278,192
Accumulated deficit	(736,321)	(719,581)
Treasury stock, 689,655 shares	(20,000)	(20,000)
Total shareholders’ deficit	(427,872)	(411,132)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$190,315	$228,564

See notes to financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue – license fees	$–	$50,000	$–	$50,000

Operating Expenses:
General and administrative	121,681	74,703	240,626	128,402
Research and development	54,831	47,595	107,713	77,155
Total Operating Expenses	176,512	122,298	348,339	205,557

Operating loss	(176,512)	(72,298)	(348,339)	(155,557)

Other Income (Expense):
Interest income	3,519	–	7,035	–
Interest expense	(6,529)	(7,487)	(15,981)	(15,533)
Gain on forgiveness of debt	340,545	–	340,545	–
Total Other Income (Expense)	337,535	(7,487)	331,599	(15,533)

Net income (loss)	161,023	(79,785)	(16,740)	(171,090)

Preferred dividends	–	–	–	–

Net income (loss) attributable to common stockholders	$161,023	$(79,785)	$(16,740)	$(171,090)

Basic and diluted net loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	49,567,615	46,977,960	49,567,615	46,947,554

See notes to financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,740)	$(171,090)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on forgiveness of debt	(340,545)	–
Changes in:
Accounts receivable	(30,890)	–
Interest receivable	(7,035)	–
Accounts payable and accrued liabilities	87,957	145,084

Net Cash Used In Operating Activities	(307,253)	(26,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	–	5,586
Repayments of advances from related parties	(23,921)	(15,600)
Advances from Egenix	255,000	53,480

Net Cash Provided By Financing Activities	231,079	43,466

NET CHANGE IN CASH	(76,174)	17,460

CASH AT BEGINNING OF PERIOD	86,686	284

CASH AT END OF PERIOD	$10,512	$17,744

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	–	–

Non-cash investing and financing transactions:
Issuance of common shares for liabilities	$–	$6,650
Issuance of common shares to First Coventry for collateral on note payable	–	20,000

See notes to financial statements.

PATHOGENICS, INC.
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

Going Concern.  As of June 30, 2007, Pathogenics had an accumulated deficit of $736,321 and a working capital deficit of $427,872.  In addition, Pathogenics did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to Pathogenics' ability to continue as a going concern.

Pathogenics will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.  Management expects to be able to raise enough funds to meet its working capital requirements through debt and/or equity financing.  There is no assurance that Pathogenics will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Pathogenics.  The consolidated financial statements do not include any adjustments that might be necessary should Pathogenics be unable to continue as a going concern.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 – TERMINATED MERGER

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger with Egenix, Inc. (“Egenix”), a Delaware corporation. In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger. In August 2006, Egenix paid $16,000 on behalf of Pathogenics to an attorney for a retainer. During the six months ended June 30, 2007, Pathogenics received additional advances from Egenix of $255,000. On May 15, 2007, Pathogenics and Egenix terminated the Agreement and Plan of Merger.  Total advances from Egenix of $340,545 were forgiven.

On November 28, 2006, Egenix issued Pathogenics a promissory note in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007. The promissory note is for the reimbursement of expenses incurred by Pathogenics.  Egenix defaulted on payment at maturity.  However, Pathogenics received a payment of $77,000 from Egenix on August 10, 2007 for half of the principal, interest and fees.  Egenix agreed to pay the remaining balance on October 31, 2007.

NOTE 3 – LOANS PAYABLE TO RELATED PARTIES

Pathogenics borrowed $20,000 on May 25, 2005 from two related parties at 8% interest.  Pathogenics repaid the note in January 2007.

NOTE 4 – COMMON STOCK

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

We currently own the rights to the N-chlorotaurine, a novel anti-microbial agent that has been shown to produce broad spectrum activity against bacteria, fungi, and viruses in preclinical animal models and in small-scale clinical studies for various topical body-cavity infections.  We are primarily focused on developing this technology.

Our core business strategy is to add value to our technologies by developing them up to the point they demonstrate efficacy in small-scale clinical trials and we obtain US Food & Drug Administration (“FDA”) approval of an Investigational New Drug (“IND”) application.  We then plan to license them out to larger pharmaceutical companies for FDA approved larger-scale clinical efficacy trials (Phase I, II and III trials), FDA New Drug Approval (“NDA”), and sales and marketing, in return for upfront and milestone payments and royalties. To date, none of our product candidates have completed the pre-clinical development necessary to support an FDA IND application which is required to conduct FDA approved clinical trials. Furthermore, Pathogenics has out-licensed only one product to date, and we have only recently received any commercial revenues.

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

Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of any of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products.  We hope to obtain means of financing our operations through debt and/or equity financing and will continue to seek funding through various sources, including the sale of Pathogenics’ securities, collaborative arrangements with third parties and other strategic alliances and business transactions.

OVERVIEW AND PLAN OF OPERATION

Pathogenics was incorporated in Delaware on December 16, 1997, and had no business operations until the date of the Reorganization, February 10, 2005.  We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs. We currently own the rights to N-chlorotaurine, a novel anti-microbial agent we believe may be useful in the treatment of a variety of diseases. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

At June 30, 2007, we had total assets of $190,315 (December 31, 2006 - $228,564), comprised of cash of $10,512 (December 31, 2006 - $86,686), account receivable of $30,890 (December 31, 2006 - $0),note receivable from Egenix of $140,705 (December 31, 2006 - $140,705) and interest receivable of $8,208 (December 31, 2006 - $1,173).

Our liabilities at June 30, 2007 totalled $618,187 (December 31, 2006 - $639,696), consisting of $618,187 in accounts payables and accrued liabilities (December 31, 2006 - $530,230); $0 in advances from Egenix (December 31, 2006 - $85,545); and $0 in loans payable to related parties (December 31, 2006 - $23,921).

We had net income of $161,023 for the three months ended June 30, 2007 (2006 - loss of $79,785).  We incurred net loss of $16,740 for the six months ended June 30, 2007 (2006 - $171,090).

We are presently operating at a loss.  We will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On May 15, 2007, Pathogenics and Egenix, Inc. terminated the Agreement and Plan of Merger.  Total advances from Egenix of $340,545 were forgiven.  Pathogenics retained a promissory note from Egenix in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007.  Egenix defaulted on payment at maturity.  However, Pathogenics received a payment of $77,000 from Egenix on August 10, 2007 for half of the principal, interest and fees.  Egenix agreed to pay the remaining balance on October 31, 2007.

We believe that we can satisfy our cash requirements until the end of the fourth quarter of 2007, as we believe that we are currently successful in keeping expenses low.

If we do not have sufficient funds to continue our operations as planned, we plan to scale down our operations and/or accrue salaries and expenses until additional financing can be raised. However, there can be no assurance that any new capital will be available to us after the receipt of the note from Egenix, if at all, or that adequate funds for our operations, whether from our financial markets, or other arrangements will be available when needed or on terms satisfactory to us.  We have no commitments from officers, directors or affiliates to provide funding.  The failure of us to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.  Any additional financing may involve dilution to our then-existing shareholders.

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

Date:  August 14, 2007