Form 10QSB
period 2007-09-30
Pathogenics, Inc.
filed 2007-11-14
CIK 1320731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes __  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,257,270 shares of Common Stock, $0.001 per share, as of November 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes __     No _X_

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PATHOGENICS, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$11,425	$86,686
Accounts receivable	34,862	–
Note receivable	65,705	140,705
Interest receivable	10,815	1,173

TOTAL ASSETS	$122,807	$228,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$703,592	$530,230
Advances from Egenix	–	85,545
Loans payable – related parties	–	23,921
TOTAL LIABILITIES	703,592	639,696

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,257,270 shares issued and outstanding	50,257	50,257
Additional paid-in capital	278,192	278,192
Accumulated deficit	(909,234)	(719,581)
Treasury stock, 689,655 shares	(20,000)	(20,000)
Total shareholders’ deficit	(580,785)	(411,132)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$122,807	$228,564

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue – license fees	$–	$103,830	$–	$153,830

Operating Expenses:
General and administrative	105,300	125,506	345,925	251,408
Research and development	39,459	24,011	147,172	103,666
Total Operating Expenses	144,759	149,517	493,097	356,074

Operating loss	(144,759)	(45,687)	(493,097)	(201,244)

Other Income (Expense):
Interest income	2,607	–	9,642	–
Interest expense	(10,762)	(7,927)	(26,743)	(23,460)
Gain on forgiveness of debt	–	–	340,545	–
Total Other Income (Expense)	8,155	(7,927)	323,444	(23,460)

Net loss	(152,914)	(53,614)	(169,653)	(224,704)

Basic and diluted net loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	49,567,615	47,447,301	49,567,615	47,116,807

See notes to consolidated financial statements.

PATHOGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,653)	$(224,704)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on forgiveness of debt	(340,545)	–
Stock issued for extension of debt	–	20,000
Changes in:
Accounts receivable	(34,862)	–
Note receivable issued for license fee	–	(90,000)
Interest receivable	(9,642)	–
Other receivable	–	7,485
Accounts payable and accrued liabilities	173,362	239,855

Net Cash Used In Operating Activities	(381,340)	(47,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from note receivable	75,000	–

Net Cash Provided by Investing Activities	75,000	–

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	–	7,080
Repayments of advances from related parties	(23,921)	(15,600)
Advances from Egenix	255,000	69,545

Net Cash Provided By Financing Activities	231,079	61,025

NET CHANGE IN CASH	(75,261)	13,661

CASH AT BEGINNING OF PERIOD	86,686	284

CASH AT END OF PERIOD	$11,425	$13,945

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	–	–

Non-cash investing and financing transactions:
Issuance of common shares for liabilities	$–	$32,550
Issuance of common shares to First Coventry for collateral on note payable	–	20,000
Payment by Egenix for legal retainer	–	16,000

See notes to consolidated financial statements.

PATHOGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Pathogenics, Inc. (“Pathogenics”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Pathogenics’ annual report on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in Form 10-KSB have been omitted.

Going Concern.  As of September 30, 2007, Pathogenics had an accumulated deficit of $909,234 and a working capital deficit of $580,785.  In addition, Pathogenics did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to Pathogenics' ability to continue as a going concern.

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

NOTE 2 – TERMINATED MERGER

On May 4, 2006, Pathogenics entered into an Agreement and Plan of Merger with Egenix, Inc. (“Egenix”), a Delaware corporation. In June and July 2006, Pathogenics received a total of $69,545 from Egenix, Inc. in connection with the Agreement and Plan of Merger. In August 2006, Egenix paid $16,000 on behalf of Pathogenics to an attorney for a retainer. During the nine months ended September 30, 2007, Pathogenics received additional advances from Egenix of $255,000. On May 15, 2007, Pathogenics and Egenix terminated the Agreement and Plan of Merger.  Total advances from Egenix of $340,545 were forgiven.

On November 28, 2006, Egenix issued Pathogenics a promissory note in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007. The promissory note is for the reimbursement of expenses incurred by Pathogenics.  Egenix defaulted on payment at maturity.  However, Pathogenics received a payment of $77,000 from Egenix on August 10, 2007 for half of the principal, interest and fees.  Egenix paid an additional $27,000 on October 12, 2007 and the remaining balance is due on November 21, 2007.

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

Because all of our potential products are currently in research, preclinical development or the early or middle stages of clinical testing, revenues from the sales of most of our products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products.  We hope to obtain means of financing our operations through debt and/or equity financing and will continue to seek funding through various sources, including the sale of Pathogenics’ securities, collaborative arrangements with third parties and other strategic alliances and business transactions.

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

At September 30, 2007, we had total assets of $122,807 (December 31, 2006 - $228,564), comprised of cash of $11,425 (December 31, 2006 - $86,686), account receivable of $34,862 (December 31, 2006 - $0),note receivable from Egenix of $65,705 (December 31, 2006 - $140,705) and interest receivable of $10,815 (December 31, 2006 - $1,173).

Our liabilities at September 30, 2007 totalled $703,592 (December 31, 2006 - $639,696), consisting of $703,592 in accounts payables and accrued liabilities (December 31, 2006 - $530,230); $0 in advances from Egenix (December 31, 2006 - $85,545); and $0 in loans payable to related parties (December 31, 2006 - $23,921).

We had net loss of $152,914 for the three months ended September 30, 2007 (2006 - $53,614).  We incurred net loss of $169,653 for the nine months ended September 30, 2007 (2006 - $224,704).

We are presently operating at a loss.  We will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On May 15, 2007, Pathogenics and Egenix, Inc. terminated the Agreement and Plan of Merger.  Total advances from Egenix of $340,545 were forgiven.  Pathogenics retained a promissory note from Egenix in the amount of $140,705 at 10% interest with a maturity date of July 31, 2007.  Egenix defaulted on payment at maturity.  However, Pathogenics received a payment of $77,000 from Egenix on August 10, 2007 for half of the principal, interest and fees.  Egenix paid an additional $27,000 on October 12, 2007 and the remaining balance is due on November 21, 2007.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 99.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).
Exhibit 99.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHOGENICS, INC.
(Registrant)

By:	/s/ Frederic P. Zotos

Frederic P. Zotos, President, CEO and Director

Date:  November 14, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.